Form 10-Q
period 1996-03-31
HINSDALE FINANCIAL CORPORATION
filed 1996-05-10
CIK 885638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                           FORM 10-Q

                           (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996


                               OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______ to _______


                 Commission file number 0-20082

                 Hinsdale Financial Corporation
     (Exact name of registrant as specified in its charter)


           Delaware                                          36-3811768
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

One Grant Square, Hinsdale, Illinois                           60521
(Address of principal executive offices)                    (Zip Code)


                         (708) 323-1776
      (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

   Common Stock, $0.01 par value -- 2,690,155 shares outstanding as of May 1, 1996.

         HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q

                             Index

                                                         Page
                                                         ----
Part I.   Financial Information
- ------    ---------------------

Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Financial Condition
          as of March 31, 1996 and September 30, 1995       1

          Consolidated Statements of Income for the Three
          and Six Months Ended March 31, 1996 and 1995      2

          Consolidated Statements of Changes in
          Stockholders' Equity for the Six Months Ended
          March 31, 1996 and 1995                           3

          Consolidated Statements of Cash Flows for the
          Six Months Ended March 31, 1996 and 1995          4

          Notes to Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9


Part II.  Other Information
- -------   -----------------

Item 1.   Legal Proceedings                                19

Item 2.   Changes in Securities                            19

Item 3.   Defaults upon Senior Securities                  19

Item 4.   Submission of Matters to a Vote of Security
          Holders                                          19

Item 5.   Other Information                                20

Item 6.   Exhibits and Reports on Form 8-K                 20

          Signature Page                                   21

PAGE

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      March 31,       September 30,
(In thousands, except share data)                                      1996               1995
- ---------------------------------------------------------------------------------------------------
                                                                            (unaudited)
ASSETS
Cash and due from banks                                              $  5,021         $  5,427
Interest-bearing deposits                                              36,498           50,845
Investment securities available for sale, at market value               1,998            1,998
Mortgage-backed securities available for sale, at market value          6,199            7,147
Loans, net of allowance for losses of $2,405 at
  March 31, 1996 and $2,589 at September 30, 1995                     610,048          614,371
Accrued interest receivable                                             3,493            3,275
Real estate                                                             1,865            1,872
Premises and equipment, net                                             5,583            5,756
Stock in Federal Home Loan Bank of Chicago, at cost                     6,995            9,215
Other assets                                                            4,329            3,801
- ---------------------------------------------------------------------------------------------------
                                                                     $682,029         $703,707
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                           $471,927         $445,505
  Borrowed funds                                                      133,492          185,339
Collateralized mortgage obligations                                     3,439            4,353
Advances by borrowers for taxes and insurance                          10,577            8,385
Accrued expenses and other liabilities                                  8,253            8,148
- ---------------------------------------------------------------------------------------------------
    Total liabilities                                                 627,688          651,730
- ---------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, $.01 par value;
    authorized 1,500,000 shares; none outstanding                          --               --
  Common stock, $.01 par value;
    authorized 6,000,000 shares; issued 2,785,155 shares
    and outstanding 2,690,155 shares at March 31, 1996                     22               22
  Additional paid-in capital                                           20,950           20,861
  Retained earnings, substantially restricted                          35,192           32,971
  Treasury stock, at cost (95,000 shares)                              (1,284)          (1,284)
  Common stock purchased by:
    Employee Stock Ownership Plan                                        (600)            (686)
    Bank Recognition and Retention Plans                                  (86)             (86)
  Net unrealized gains on securities available for sale, net of tax       147              179
- ---------------------------------------------------------------------------------------------------
    Total stockholders' equity                                         54,341           51,977
- ---------------------------------------------------------------------------------------------------
                                                                     $682,029         $703,707
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

PAGE

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended             Six Months Ended
                                                                 March 31,                      March 31,
(In thousands, except per share amounts)                      1996         1995             1996        1995
- --------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
INTEREST INCOME:
  Loans                                                     $ 10,922     $ 10,554         $ 22,086    $ 20,526
  Mortgage-backed securities                                     153          477              314         994
  Investment securities                                          173          285              365         734
  Interest-bearing deposits                                      248           71              514          99
- --------------------------------------------------------------------------------------------------------------
    Total interest income                                     11,496       11,387           23,279      22,353
- --------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Deposits                                                     4,933        4,116            9,914       7,970
  Borrowed funds                                               2,262        2,434            4,866       4,731
  Collateralized mortgage obligations                            117          159              246         337
- --------------------------------------------------------------------------------------------------------------
    Total interest expense                                     7,312        6,709           15,026      13,038
- --------------------------------------------------------------------------------------------------------------
    Net interest income                                        4,184        4,678            8,253       9,315
    Provision for loan losses                                     --           50               50          85
- --------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses        4,184        4,628            8,203       9,230
- --------------------------------------------------------------------------------------------------------------

NONINTERET INCOME:
  Gain on sales of loans                                         210           43              308          24
  Loss on sales of investment securities                          --          (18)              --         (18)
  Income from real estate operations                              97          135              173         294
  Servicing fee income                                           114          131              215         228
  Fees and commissions                                         2,985          733            5,397       1,606
  Other                                                          165            9              456          20
- --------------------------------------------------------------------------------------------------------------
    Total noninterest income                                   3,571        1,033            6,549       2,154
- --------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Compensation and benefits                                    3,334       1,967             6,232       3,879
  Occupancy expense                                              744         502             1,445         994
  Federal deposit insurance premiums                             258         245               517         493
  Computer services                                              133         148               273         308
  Other                                                        1,323         878             2,621       1,733
- --------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                  5,792       3,740            11,088       7,407
- --------------------------------------------------------------------------------------------------------------
    Income before income taxes                                 1,963       1,921             3,664       3,977
  Income tax expense                                             762         759             1,441       1,558
- --------------------------------------------------------------------------------------------------------------
    Net income                                              $  1,201    $  1,162          $  2,223    $  2,419
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
Primary earnings per share                                  $   0.43    $   0.42          $   0.80    $   0.87
Fully diluted earnings per share                            $   0.43    $   0.42          $   0.80    $   0.87
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

PAGE

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                Unrealized
                                                                           Common    Common   Gains (Losses)
                                          Additional                        Stock     Stock    on Securities
                                 Common    Paid-in    Retained   Treasury  Acquired  Acquired    Available
(In thousands)                    Stock    Capital    Earnings    Stock    By ESOP    By BRPs     for Sale    Total
- ----------------------------------------------------------------------------------------------------------------------
Six Months Ended March 31, 1995                                  (Unaudited)

Balance at September 30, 1994     $ 22    $20,553     $28,512    $(1,284)  $(857)    $(230)    $   --         $46,716
Net income                          --         --       2,419         --      --        --         --           2,419
Proceeds from exercise of
 stock options                      --        110          --         --      --        --         --             110
Principal payment on ESOP loan      --         --          --         --      86        --         --              86
Cumulative effect of change in
 accounting for securities
 available for sale, net of tax     --         --          --         --      --        --       (234)           (234)
Change in net unrealized losses
 on securities available for
 sale, net of tax                   --         --          --         --      --        --         99              99
- ----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995         $ 22    $20,663     $30,931    $(1,284)  $(771)    $(230)    $ (135)        $49,196
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

Six Months Ended March 31, 1996

Balance at September 30, 1995     $ 22    $20,861     $32,971    $(1,284)  $(686)    $ (86)    $  179         $51,977
Net income                          --         --       2,223         --      --        --         --           2,223
Proceeds from exercise of
 stock options                      --         81          --         --      --        --         --              81
Tax benefit from stock related
 compensation                       --          8          --         --      --        --         --               8
Principal payment on ESOP loan      --         --          --         --      86        --         --              86
25% stock dividend related to
 fractional shares                  --         --          (2)        --      --        --         --              (2)
Change in net unrealized losses
 on securities available for
 sale, net of tax                   --         --          --         --      --        --        (32)            (32)
- ----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996         $ 22    $20,950     $35,192    $(1,284)  $(600)    $ (86)    $  147         $54,341
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

PAGE

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended March 31,
(In thousands, except share data)                                      1996              1995
- ---------------------------------------------------------------------------------------------------
                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:                                $   2,223        $   2,419
 Net income
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                          555              412
    Amortization of deferred gain                                          (65)            (195)
    Provision for loan losses                                               50               85
    Amortization of premiums, discounts, and deferred loan fees            188              (60)
    Additions to deferred fees                                            (230)            (152)
    Amortization of collateralized mortgage obligations discount            86              103
    Originations of loans held for sale                               (217,970)          (4,400)
    Sale of loans originated for resale                                211,421            4,382
    Sale of mortgage-backed securities held for sale                        --            2,907
    Sale of investment securities available for sale                        --           14,957
    Gain on sales of loans and mortgage-backed securities                 (308)             (24)
    Loss on sales of investment securities                                  --               18
    (Increase) decrease in Stock in Federal
     Home Loan Bank of Chicago                                           2,220             (733)
    Increase in accrued interest receivable                               (218)             (91)
    (Increase) decrease in other assets                                   (688)             750
    Increase (decrease) in accrued expenses and other liabilities          194              (68)
- ---------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     (2,542)          20,310
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of loans                                           4,803            5,124
  Loans originated for investment                                      (39,795)         (22,139)
  Loans purchased                                                       (2,146)         (49,947)
  Purchase of premises and equipment                                      (295)            (554)
  Principal collected on loans                                          48,382           22,753
  Principal collected on mortgage-backed securities                        908            2,666
- ---------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     11,857          (42,097)
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                              26,422           11,047
  Proceeds from borrowed funds                                           9,000           60,000
  Repayment of borrowed funds                                          (60,847)         (47,286)
  Repayment of collateralized mortgage obligations                      (1,000)          (1,118)
  Net increase in advance payments by borrowers
   for taxes and insurance                                               2,192            7,669
  Decrease in ESOP loan                                                     86               86
  Cash paid in lieu of fractional shares related to 25%
   common stock dividend                                                    (2)              --
  Proceeds from options exercised                                           81              110
- ---------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    (24,068)          30,508
- ---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   (14,753)           8,721
Cash and cash equivalents at beginning of period                        56,272           20,385
- ---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $  41,519        $  29,106
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest paid                                                    $  15,150        $  12,770
    Income taxes                                                         1,628            1,981

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  Loans exchanged for mortgage-backed securities                     $  17,107        $   4,169
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 1996 and 1995

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

The results of operations and other data for the three and six months ended March 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending
September 30, 1996.

The unaudited consolidated financial statements include the accounts of Hinsdale Financial Corporation ("the Company"), its wholly-owned subsidiary, Hinsdale Federal Bank for Savings ("the Bank"), and the Bank's wholly-owned subsidiaries: Preferred Mortgage Associates, Ltd. ("Preferred"), Grant Square Service Corporation, Hinsdale Insurance Services, Inc., and NASCOR II Corporation. All material intercompany balances and transactions have been eliminated.

(2)  Investments and Mortgage-Backed Securities

On October 1, 1994, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company elected to classify all investments and mortgage-backed securities held as of October 1, 1994 as available for sale. Statement No. 115 establishes the accounting and reporting for investments in equity and debt securities that have readily determinable fair values. Under Statement 115, investments which the entity has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and measured at amortized cost. Investments purchased for the purpose of being sold are classified as "trading securities" and measured at fair value with any changes in fair value included in earnings. All other investments that are not classified as "held-to-maturity", or "trading" are classified as "available for sale". Investments available for sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of tax. The Company determines the classification of new purchases of marketable securities at time of purchase.

(3)  Loan Servicing

On October 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65". This statement requires mortgage loan servicing rights to be recognized as separate assets from the related loans, regardless of how those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing retained, is required to allocate the total cost of the mortgage loans to the mortgage servicing rights and to the loans (without the mortgage servicing rights) based on their estimated relative fair values. The allocation of the total cost of the loan between the mortgage servicing rights and the loan results in increased gains on the sales of the loans, reflecting the value of the servicing rights. PAGE

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 1996 and 1995

The statement further requires that mortgage servicing rights periodically be evaluated for impairment based on the fair value of those rights. The fair value of the mortgage servicing rights is determined by discounting the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. This method of valuation incorporates assumptions that market participants would use in their estimates of future servicing income and expense, including assumptions about prepayments, default, and interest rates. For purposes of measuring impairment, the loans underlying the mortgage servicing rights are stratified on the basis of interest rate and type. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value. Impairment, if any, is recognized through a valuation allowance and a charge to current operations.

Mortgage servicing rights, net of valuation allowances, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are collateralized by single family properties.

As a result of the adoption of SFAS No. 122 on October 1, 1995, $194,997 was capitalized as mortgage servicing rights during the six months ended March 31, 1996. The following reflects capitalized servicing rights activity for the six months ended
March 31, 1996 and 1995:

                                       1996           1995
                                   ------------   -----------

Balance at beginning of year       $    191,446   $        --
Additions                               194,997        50,229
Amortization                            (43,740)         (855)
                                   ------------   -----------
Balance at end of period           $    342,703   $    49,374
                                   ------------   -----------
                                   ------------   -----------


The fair value of the servicing rights accounted for under SFAS No.
122 at March 31, 1996 is $219,407. The fair value of the servicing rights acquired prior to October 1, 1995 at March 31, 1996 is $161,797. A charge to current earnings of $3,863 was the result of the evaluation of the fair value of the mortgage servicing rights at March 31, 1996. The valuation allowance for mortgage servicing rights is $3,863 at March 31, 1996.

(4)  Adoption of SFAS 114 and 118

The Company adopted the provisions of SFAS No. 114 "Accounting by
Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by
Creditors for Impairment of a Loan - Income Recognition and
Disclosures" effective October 1, 1995. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Substantially all of the Company's lending is excluded from the provisions of SFAS No. 114 and SFAS No. 118. Of the remaining loans which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at March 31, 1996 nor during the six months ended March
31, 1996, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 1996 and 1995

(5)  Acquisition of Preferred Mortgage Associates, Ltd.

On May 31, 1995, the Company acquired (the "Acquisition") Preferred
Mortgage Associates, Ltd. ("Preferred").  The operations of
Preferred are included in the Company's "Consolidated Statements of Income" from the acquisition date and reflect the application of the purchase method of accounting. Under this method of accounting, the aggregate cost to the Company of the Acquisition was allocated to the assets acquired and liabilities assumed, based on their estimated fair values as of May 31, 1995. Goodwill was recorded by the Company in connection with the Acquisition. Preferred was acquired for an aggregate cash purchase price of $2.5 million.
Preferred is the largest mortgage broker in the Chicago metropolitan area and has four mortgage origination offices including its headquarters in Downers Grove, Illinois. Effective
October 1, 1995, the Company transferred the ownership of Preferred to the Bank.

(6)  Earnings per Share

Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding. Stock options are regarded as common share equivalents and are therefore considered in both primary and fully diluted earnings per share calculations.
Common stock equivalents are computed using the treasury stock method.

(7)  Commitments and Contingencies

At March 31, 1996, the Company had outstanding commitments to originate and purchase loans of $50.1 million, of which $26.6 million were fixed-rate and $23.5 million were adjustable-rate commitments. Unused equity lines of credit available to customers were $36.7 million at March 31, 1996.

(8)  Reclassifications

Certain reclassifications of prior year amounts have been made to conform with current year presentation.
PAGE

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Hinsdale Financial Corporation ("the Company") is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is engaged in the business of providing financial service products to the public through its wholly-owned subsidiary, Hinsdale Federal Bank for Savings ("the Bank").

The Bank, a Federal savings bank chartered under the authority of the Office of Thrift Supervision ("OTS"), originally was organized in 1934, and changed its charter from a federal savings and loan association to a federal savings bank in 1991. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the OTS and the FDIC and is further regulated by the Board of Governors of the Federal Reserve System as to reserves required to be maintained against deposits and certain other matters.

The Bank is a community-oriented company providing financial services through ten retail banking facilities in DuPage and western Cook counties in Illinois. The Bank offers a variety of deposit products in an attempt to attract funds from the general public in highly competitive market areas surrounding its offices.
In addition to deposit products, the Bank also offers its customers financial advice and security brokerage services through INVEST
Financial Corporation ("INVEST"). The Bank invests its retail deposits in mortgage and consumer loans, investment securities and mortgage-backed securities, secured primarily by one-to four-family residential loans.

The earnings of the Bank are primarily dependent on its net interest income, which is the difference between the interest income earned on its loan, mortgage-backed securities, and investment portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Bank has determined to place additional emphasis on expanding its portfolio of home equity lines of credit, the interest rates on which adjust with the prime rate. An increase in home equity lines of credit is intended to enhance the Bank's interest rate spread and its interest rate risk management. Partly as a result of this emphasis on home equity lines of credit, the Company's interest rate spread improved slightly from the first quarter ended December 31, 1995.

The Bank's earnings are also affected by noninterest income, including income related to loan origination fees contributed by Preferred Mortgage Associates, Ltd. ("Preferred") and the noncredit consumer related financial services offered by the Bank, such as net commissions received by the Bank from securities brokerage services, commissions from the sale of insurance products, loan servicing income, fee income on transaction accounts, and interchange fees from its shared ATMs. The Bank's noninterest income has also been affected by gains from the sale of various assets, including loans, mortgage-backed securities, investment securities, loan servicing, and real estate. Noninterest expense consists principally of employee compensation, occupancy expense, federal deposit insurance premiums, and other general and administrative expenses of the Bank and Preferred.

The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

On May 31, 1995, the Company acquired Preferred, the largest mortgage broker in the Chicago metropolitan area. Preferred has four mortgage origination offices including its headquarters in Downers Grove, Illinois. Established in 1987, Preferred brokered loans for twenty-five separate lenders in 1995. Preferred will continue to provide mortgage originations for lenders locally and nationwide. The Bank anticipates that it will continue to retain approximately 20% of Preferred's current annual loan origination volume. Financial results for Preferred are included on a consolidated basis from the date of acquisition. Effective October
1, 1995, the Company transferred the ownership of Preferred to the Bank. The acquisition of Preferred has resulted in significant increases in both noninterest income and noninterest expense as compared to previously reported quarters.
PAGE

Liquidity/Capital Resources

The Company's primary sources of funds are deposits, borrowings, proceeds from principal and interest payments on loans and mortgage-backed securities and the sale of securitized loans.
While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate cycles and economic conditions.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 7.37% for the quarter ended March 31, 1996.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1996, cash and cash equivalents totaled $41.5 million.

Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments and interest-bearing deposits. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances.

The Company's cash flows are comprised of three classifications:
cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, were $2.5 million for the six months ended March 31, 1996. Net cash provided by investing activities, consisting primarily of disbursements for loans originated for investment and purchases of loans, offset by principal collections on loans and mortgage-backed securities was $11.9 million for the six months ended March 31, 1996. Net cash used in financing activities, consisting primarily of net activity in deposit and escrow accounts, net repayment of borrowed funds and the repayment of collateralized mortgage obligations, totaled $24.1 million for the six months ended March 31, 1996.

In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company will engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through FNMA are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At
March 31, 1996 the Company had forward commitments to sell $6.0 million FNMA mortgage-backed securities with delivery dates in April, May and June 1996.

The Bank's Tangible capital ratio at March 31, 1996 was 7.24%.
This exceeded the Tangible capital requirement of 1.5% of adjusted assets by $39.0 million. The Bank's Leverage capital ratio at March 31, 1996 was 7.47%. This exceeded the Leverage capital requirement of 3.0% of adjusted assets by $30.5 million. The
Bank's Risk-based capital ratio was 13.57% at March 31, 1996.  The
Bank currently exceeds the Risk-based capital requirement of 8.0% of Risk-weighted assets by $21.4 million.

Pending Deposit Insurance Legislation

The FDIC Board has reduced the insurance premium assessed on deposits insured by the Bank Insurance Fund ("BIF"). The FDIC reduced the BIF premiums from a range of 23 to 31 basis points, which is the range of premiums currently paid on deposits insured by the Savings Association Insurance Fund ("SAIF"), to a range of 0 to 31 basis points. The FDIC estimated that in excess of 90% of the banks whose deposits are insured through the BIF would be assessed at the lowest premium rate. Due to the reserve levels of the SAIF, the FDIC has not proposed a reduction in the SAIF insurance premiums and it is not expected that, absent legislative developments, the insurance premiums assessed on SAIF deposits could be reduced until the end of the decade. The deposits held by the Bank are insured through the SAIF and, although the Bank currently pays the lowest premium assessed on SAIF deposits, the reduction in BIF premiums, without a similar reduction in SAIF premiums, places the Bank at a competitive disadvantage since BIF insured institutions can either: (1) pass through to depositors in the form of higher rates the reduction in deposit premiums, which would cause the Bank to increase rates on its deposits without an offsetting reduction in premium expense; (2) increase BIF insured institutions profitability, which may not be available to the Bank;
or (3) a combination of both. Management continues to monitor the situation and is working with the various trade associations the Bank is affiliated with to achieve equality in the insurance premium assessment.

Legislation has been proposed in Congress to recapitalize the SAIF fund and possibly consolidate the BIF and SAIF funds. One feature of this proposal calls for a special one-time assessment on all SAIF-insured institutions of up to 80 basis points to bring the SAIF fund up to its required level of capitalization. It is assumed that after this assessment takes place, that the on-going level of insurance premium assessments for the SAIF-insured institutions would be reduced to the same range as that of the BIF-insured institutions. Based upon the Bank's deposit base at March
31, 1996, the special assessment could cause a charge to earnings of approximately $3.8 million, while a reduction in the insurance premium assessment rate from 23 basis points to 4 basis points would reduce annual premium expenses by approximately $0.9 million.
It is not known at this time when and if this legislation will be approved and implemented.

Changes in Financial Condition

The Company reported total assets of $682.0 million at March 31, 1996 a decrease of $21.7 million, or 3.1%, from September 30, 1995, primarily as a result of the repayment of FHLB advances and external warehouse lines of credit. The loan portfolio decreased
$4.3 million from $614.4 million at September 30, 1995, to $610.1 million at March 31, 1996. This decrease was primarily the result of the sale of the Bank's credit card portfolio of $4.6 million during March 1996. For the current six-month period, loans originated and purchased were $259.9 million, which were offset by principal reductions of $48.4 million and the sale of $216.2 million loans.

Deposits increased $26.4 million, or 5.9%, to $471.9 million at March 31, 1996 from $445.5 million at September 30, 1995. The average cost of deposits was 4.35% for the six months ended March
31, 1996. This represents a slight decrease from the average cost of deposits of 4.40% reported for the three months ended December
31, 1995. The Bank decreased borrowings from the FHLB by $32.8 million and warehouse lines of credit by $19.0 million from September 30, 1995.

Stockholders' equity totaled $54.3 million at March 31, 1996. The number of common shares outstanding were 2,690,155 and book value per common share outstanding was $20.20 per share.

PAGE

Asset Quality
Non-performing Assets

The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed.


                                                            Quarter Ended
                                    -------------------------------------------------------------
                                    March 31,   December 31,  September 30,  June 30,  March 31,
(Dollars in thousands)                1996         1995           1995         1995      1995
- -------------------------------------------------------------------------------------------------
Non-accrual mortgage loans
 90 days or more past due          $  866      $1,089         $1,237         $1,010     $1,440
Non-accrual consumer loans
 90 days or more past due              --          56             63             47         36
- -------------------------------------------------------------------------------------------------
  Total non-performing loans          866       1,145          1,300          1,057      1,476
Total foreclosed real estate           --          --             --(1)       4,321      4,362
- -------------------------------------------------------------------------------------------------
Total non-performing assets        $  866      $1,145         $1,300         $5,378     $5,838
Total non-performing loans
 to total loans                      0.13%       0.18%          0.21%          0.17%      0.25%
Total non-performing assets
 to total assets                     0.l3%       0.17%          0.18%          0.76%      0.86%

(1)  The reduction in foreclosed real estate relates to the sale of a shopping center in Orland
     Park, Illinois, which was acquired by the Bank in settlement of a non-performing loan on
     January 5, 1992.

Classification of Assets

The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

As of March 31, 1996, the Company had total classified assets of $1.1 million, all of which were classified "substandard".
Substandard assets consisted of $0.8 million of real estate held for development and sale and a $0.3 million mortgage loan that had a well defined weakness.
PAGE

Asset/Liability Management

The Company has managed its exposure to interest rate risk by emphasizing the origination and purchase of adjustable-rate mortgage ("ARM") loans. Management believes that investing in ARM loans, short-term profits are possibly sacrificed compared to the yields obtainable through investment in fixed-rate loans, however, the Company's exposure to the risk of interest rate fluctuations is reduced, thereby enhancing long-term profitability. The fixed-rate mortgage loans the Bank originates are securitized and sold into the secondary market, with servicing retained, as part of its operation and interest rate risk management strategy. More recently, the Company has placed additional emphasis on consumer loans, specifically the origination of home equity lines of credit, the interest rates on which adjust with the prime rate. An increase in consumer loans should enhance the Bank's interest rate spread and its interest rate risk management.

The Bank seeks to lengthen the maturities of its deposits by emphasizing savings certificates with maturities of three months or more. At March 31, 1996, savings certificates with original maturities of three months or more totaled $269.3 million, or 57.1%, of total deposits. The Bank seeks to reduce its risk of early withdrawals from its longer term savings certificates by requiring early withdrawal penalties on all certificates. The Bank does not actively solicit high-rate jumbo certificates of deposit or brokered funds.

Matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive by monitoring an institution's interest rate sensitivity gap. An asset or liability is considered interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The Company's one-year interest sensitivity gap as a percent of total assets was a negative 13% at March 31, 1996.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1996, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Regular savings accounts, NOW accounts and money market accounts, which collectively totaled $160 million at March 31, 1996, were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. The collateralized mortgage obligations were assumed to prepay at the same rate used for the mortgage-backed securities collateralizing these obligations. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.
PAGE

Interest Rate Sensitivity Gap Analysis

                                                         At March 31, 1996
                                   -------------------------------------------------------------
                                               More Than     More Than
                                    1 Year       1 Year       3 Years        More Than
(Dollars in thousands)              Or Less    To 3 Years    To 5 Years       5 Years   Total
- -------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans (1)                  $156,769   $313,922       $ 81,398       $ 21,201   $573,290
Consumer loans (1)                    35,218        934            712          1,433     38,297
Mortgage-backed securities (2)         1,259      1,729          1,118          1,865      5,971
Interest-bearing deposits             36,498         --             --             --     36,498
Investment securities (2)              8,997         --             --             --      8,997
- -------------------------------------------------------------------------------------------------
  Total interest-earning assets      238,741    316,585         83,228         24,499    663,053

INTEREST-BEARING LIABILITIES:
Regular savings accounts              14,112     21,435         13,973         33,491     83,011
NOW interest-bearing accounts          8,149      7,460          1,996          4,420     22,025
Money market accounts                 43,591      6,071          2,890          2,627     55,179
Certificate accounts                 187,775     33,173         48,354             --    269,302
Borrowed funds                        69,164     59,243          5,085             --    133,492
Collateralized mortgage
 obligations                           2,177      1,262            --              --      3,439
- -------------------------------------------------------------------------------------------------
  Total interest-bearing
   liabilities                       324,968    128,644        72,298          40,538    566,448
- -------------------------------------------------------------------------------------------------
Interest sensitivity gap            $(86,227)  $187,941      $ 10,930        $(16,039)  $ 96,605
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------
Cumulative interest
 sensitivity gap                    $(86,227)  $101,714      $112,644        $ 96,605
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------
Cumulative interest
 sensitivity gap as a
 percentage of total assets           (12.65)%    14.92%        16.52%          14.17%
Cumulative net interest-earning
 assets as a percentage of
 interest-sensitive liabilities        73.47%    122.42%       121.42%         117.05%
- -------------------------------------------------------------------------------------------------

(1)  For purposes of the gap analysis, mortgage and consumer loans are not reduced by the allowance for loan losses and are reduced for non-performing loans.
(2)  Mortgage-backed and investment securities are not increased by unrealized gains resulting from the adoption of FASB No. 115.  (See accompanying notes to unaudited consolidated financial statements.)


Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

The effect of a negative one year gap position and the overall increase in interest rates in 1995, reduced the Company's net interest income when comparing the first half of 1996 to the first half of 1995. However, as a result of interest rates stabilizing in the last half of 1995, net interest income for the first half of fiscal 1996 improved when comparing the last six months of fiscal 1995.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheets

The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and reflects the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields and costs include fees which are considered adjustments to yields.


                                            Three Months Ended March 31,
                              -----------------------------------------------------
                                         1996                        1995
                              -------------------------   -------------------------
                                                Average                     Average
                              Average            Yield/   Average           Yield/
(Dollars in thousands)        Balance  Interest  Cost     Balance  Interest  Cost
- -----------------------------------------------------------------------------------
ASSETS:
 Interest-earning assets:
 Mortgage loans, net (1)      $570,390  $10,090   7.08%   $555,374  $ 9,782   7.05%
 Equity lines of credit (1)     29,808      638   8.58      17,370      395   9.22
 Consumer loans (1)              9,125      194   8.50      12,376      377  12.18
 Mortgage-backed securities      7,498      153   8.16      25,222      477   7.56
 Interest-bearing deposits      30,933      248   3.17      12,746       71   2.23
 Investment securities          10,979      173   6.31      19,890      285   5.73
- -----------------------------------------------------------------------------------
Total interest-earning assets  658,733   11,496   6.98     642,978   11,387   7.08
Noninterest-earning assets      21,256                      22,146
- -----------------------------------------------------------------------------------
Total assets                  $679,989                    $665,124
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Interest-bearing liabilities
Deposits:
Savings accounts              $346,340  $ 4,399   5.09%   $311,116  $ 3,506   4.57%
NOW noninterest-bearing
 accounts                       36,753       --     --      30,178       --     --
NOW interest-beearing
 accounts                       22,693       89   1.57      23,184       95   1.66
Money market accounts           55,019      445   3.24      62,595      515   3.34
- -----------------------------------------------------------------------------------
Total deposits                 460,805    4,933   4.29     427,073    4,116   3.91
Funds borrowed:
 Borrowed funds                141,788    2,262   6.31     165,487    2,434   5.88
Collateralized mortgage
 obligations                     3,424      117  13.67       5,032      159  12.64
- -----------------------------------------------------------------------------------
Total funds borrowed           145,212    2,379   6.48     170,519    2,593   6.08
- -----------------------------------------------------------------------------------
Total interest-bearing
 liabilities                   606,017    7,312   4.82     597,592    6,709    4.53
Other liabilities               20,510                      19,096
- -----------------------------------------------------------------------------------
Total liabilities              626,527                     616,688
Stockholders' equity            53,462                      48,436
- -----------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity         $679,989                    $665,124
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Net interest income/
 interest rate spread                   $ 4,184   2.16%            $ 4,678   2.55%
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Net interest-earning assets/
 net interest margin          $ 52,716            2.54%   $ 45,386           2.91%
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Interest-earning assets to
 interest-bearing liabilities     1.09x                       1.08x
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

(1)    Average balances include non-performing loans.  Interest includes only actual interest recorded on such loans.

                                            Six Months Ended March 31,                 At March 31,
                              ----------------------------------------------------- -----------------
                                         1996                       1995                   1996
                              --------------------------- -------------------------  ----------------
                                                  Average                     Average           Average
                              Average             Yield/  Average            Yield/            Yield/
(Dollars in thousands)        Balance  Interest   Cost    Balance  Interest  Cost    Balance   Cost
- -------------------------------------------------------------------------------------------------------
ASSETS:
 Interest-earning assets:
 Mortgage loans, net (1)      $573,101 $20,387     7.12%  $544,311 $19,082    7.01%   $571,751  7.16%
 Equity lines of credit (1)     26,908   1,179     8.74     16,781     746    8.92      32,929  8.22
 Consumer loans (1)             10,340     520    10.06     12,288     698   11.36       5,368  8.71
 Mortgage-backed securities      7,600     314     8.26     26,253     994    7.57       6,199  8.78
 Interest-bearing deposits      30,219     514     3.35     11,877      99    1.65      36,498  5.15
 Investment securities          11,099     365     6.56     25,381     734    5.78       8,993  6.34
- -------------------------------------------------------------------------------------------------------
Total interest-earning assets  659,267  23,279     7.06    636,891  22,353    7.02     661,738  7.12
Noninterest-earning assets      21,055                              22,293              20,291
- -------------------------------------------------------------------------------------------------------
Total assets                  $680,322                    $659,184                    $682,029
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------

LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Interest-bearing liabilities
Deposits:
Savings accounts              $342,075 $ 8,814     5.14%  $307,409 $ 6,741    4.40%   $352,313  5.05%
NOW noninterest-bearing
 accounts                       34,763      --       --     30,696      --      --      42,410    --
NOW interest-beearing
 accounts                       22,792     185     1.62     22,752     191    1.68      22,025  1.61
Money market accounts           55,183     915     3.31     63,943   1,038    3.26      55,179  3.31
- ----------------------------------------------------------------------------------------------------------
Total deposits                 454,813   9,914     4.35    424,800   7,970    3.76     471,927  4.23
Funds borrowed:
 Borrowed funds                150,057   4,866     6.38    164,382   4,731    5.69     133,492  6.37
Collateralized mortgage
 obligations                     3,686     246    13.35      5,286     337   12.75       3,439 13.85
- ----------------------------------------------------------------------------------------------------------
Total funds borrowed           153,743   5,112     6.55    169,668   5,068    5.91     136,931  6.56
- ----------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                   608,556  15,026     4.90    594,468  13,038    4.38     608,858  4.76
Other liabilities               18,896                              16,956              18,830
- -----------------------------------------------------------------------------------------------------------
Total liabilities              627,452                     611,424                     627,688
Stockholders' equity            52,870                      47,760                      54,341
- ----------------------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity         $680,322                    $659,184                    $682,029
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
Net interest income/
 interest rate spread                  $ 8,253    2.16%             $ 9,315   2.64%            2.36%
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
Net interest-earning assets/
 net interest margin          $ 50,711            2.50%   $ 42,423            2.93%
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
Interest-earning assets to
 interest-bearing liabilities     1.08x                      1.07x
- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------

(1)    Average balances include non-performing loans.  Interest includes only actual interest recorded on such loans.

PAGE

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                    Three Months Ended                 Six Months Ended
                                      March 31, 1996                    March 31, 1996
                                        Compared to                      Compared to
                                     Three Months Ended                Six Months Ended
                                       March 31, 1995                   March 31, 1995
                                -----------------------------    -----------------------------
                                   Increase (Decrease) in           Increase (Decrease) in
                                  Net Interest Income Due To       Net Interest Income Due To
(In thousands)                  Volume      Rate       Net       Volume       Rate       Net
- -------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans, net             $ 266       $  42      $ 308     $1,007        $   298   $ 1,305
Equity lines of credit            272         (29)       243        448            (15)      433
Consumer loans                    (85)        (98)      (183)      (103)           (75)     (178)
Mortgage-backed securities       (359)         35       (324)      (764)            84      (680)
Interest-bearing deposits         136          41        177        249            166       415
Investment securities            (139)         27       (112)      (457)            88      (369)
- -------------------------------------------------------------------------------------------------
  Total                            91          18        109        380            546       926
- -------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Deposits                          366         451        817        603          1,341     1,944
Funds borrowed                   (385)        171       (214)      (484)           528        44
- -------------------------------------------------------------------------------------------------
  Total                           (19)        622        603        119          1,869     1,988
- -------------------------------------------------------------------------------------------------
Net change in net
 interest income                $ 110       $(604)     $(494)    $  261        $(1,323)  $(1,062)
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------


Comparison of Operating Results for the Three Months Ended
March 31, 1996 and March 31, 1995

General
Net income totaled $1,201,000 for the three months ended March 31, 1996, as compared to $1,162,000 reported for the quarter ended March 31, 1995. Net interest income for the three months ended March 31, 1996 was $4.2 million, a decrease of $494,000 from the March 31, 1995 quarter of $4.7 million.

Interest Income
Interest income for the quarter ended March 31, 1996 totaled $11.5 million, an increase of $109,000, or 1.0%, from the prior year's quarter. Interest income on mortgage loans increased $308,000, or 3.1%, to $10.1 million from the comparable quarter of 1995. This increase resulted primarily from an increase of $15.0 million, or 2.7% in the average mortgage loan portfolio, to $570.4 million when comparing the 1996 and 1995 periods. The annualized average yield on the mortgage loan portfolio increased slightly to 7.08% for the three months ended March 31, 1996, from 7.05% for the 1995 period. Interest income on equity lines of credit increased $243,000, or 61.5%, to $638,000 from the prior year's quarter. As a result of the Bank's promotion of this product, the average balance of equity lines of credit increased $12.4 million, or 71.6%, to $29.8 million from $17.4 million from the comparable quarter of 1995. Interest income on consumer loans decreased $183,000 to $194,000 for the three months ended March 31, 1996. The decrease is primarily the result of the sale in March 1996 of the Bank's credit card portfolio. Interest income on mortgage-backed securities for the three months ended March 31, 1996 decreased $324,000 to $153,000 from the comparable quarter of 1995. The annualized average yield on the mortgage-backed securities portfolio increased to 8.16% for the three months ended March 31, 1996, from 7.56% for the comparable 1995 period. The increase in yield is primarily a result of sales in fiscal 1995 of lower coupon
PAGE
fixed-rate collateralized mortgage obligations. The average balance of the mortgage-backed securities portfolio for the 1996 period decreased $17.7 million, or 70.3%, to $7.5 million from the prior year's period. The average balance of the investment securities portfolio for the 1996 period decreased $8.9 million, or 44.8%, to $11.0 million compared to the three months ended March 31, 1995 as a result of maturities and sales in the portfolio.

Interest Expense
Interest expense on deposit accounts increased $817,000, or 19.8%, to $4.9 million, for the quarter ended March 31, 1996 compared to the prior year's quarter. The annualized average cost of deposits for the three months ended March 31, 1996 was 4.29%, an increase from the annualized average cost of 3.91% for the comparable 1995 period. The average deposit base increased $33.7 million to $460.8 million during the 1996 period. For the quarter ended March 31, 1996, the Company recorded interest expense on borrowed funds of $2.3 million on an average balance of $141.8 million at an annualized cost of 6.31% primarily related to Federal Home Loan Bank of Chicago ("FHLB") advances. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.6 million, or 32.0%, to $3.4 million for the three months ended March 31, 1996 compared to the 1995 period, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds. The interest expense on the CMO bonds for the 1996 period decreased $42,000 to $117,000 compared to the three months ended March 31, 1995. The annualized average cost on the CMO bonds increased to 13.67% for the 1996 quarter from 12.64% for the three months ended March 31, 1995, due to adjustments to the discount on the bonds for changes in the estimated average maturities of the collateral.

Net Interest Income
Net interest income for the three months ended March 31, 1996 decreased $494,000, or 10.6%, to $4.2 million from the comparable 1995 period. The annualized average yield on interest-earning assets decreased from 7.08% to 6.98% when comparing the 1995 and 1996 quarters. The annualized average cost of interest-bearing liabilities increased to 4.82% from 4.53%. This resulted in an annualized average net interest rate spread of 2.16% for the three-month period ended March 31, 1996 compared to 2.55% for the comparable prior year's period. The average balance of interest-earning assets increased $15.8 million, when comparing 1996 to 1995, primarily due to the increase in mortgage loans and equity lines of credit. Interest-bearing liabilities increased $8.4 million during the same period primarily due to the increase in deposits.

Provision for Loan Losses
Based on management's evaluation of the loan portfolio, no provision for loan losses was recorded during the quarter ended March 31, 1996. A $50,000 provision had been recorded in the 1995 period. The amount of non-performing loans at March 31, 1996, was $866,000, or 0.13% of total loans, compared to $1,476,000 or 0.25%
of total loans at March 31, 1995.

Noninterest Income
Total noninterest income for the three months ended March 31, 1996 was $3.6 million, an increase of $2,538,000 from the 1995 period. The quarter ended March 31, 1996 included gains on sales of loans of $210,000, of which $183,000 was the result of the sale of the Bank's credit card portfolio. This compares to a gain on sales of loans held for sale of $43,000 from the prior year's quarter. Fees and commissions increased $2,252,000 for the quarter ended March 31, 1996 primarily due to loan origination fees contributed by Preferred. Other noninterest income for the quarter ended March 31, 1996 included a $104,000 tax refund and $53,000 from the redemption of an equity investment.

Noninterest Expense
Noninterest expense for the quarter ended March 31, 1996 totaled
$5.8 million, an increase of $2.1 million from the prior year's comparable quarter primarily related to the operations of Preferred.
PAGE

Comparison of Operating Results for the Six Months Ended
March 31, 1996 and March 31, 1995

General
Net income totaled $2,223,000 for the six months ended March 31, 1996, as compared to $2,419,000 reported for the six months ended March 31, 1995. Net interest income for the six months ended March 31, 1996 was $8.3 million, a decrease of $1.0 million from the six months ended March 31, 1995 of $9.3 million.

Interest Income
Interest income for the six months ended March 31, 1996 totaled $23.3 million, an increase of $926,000, or 4.1%, from the prior year's six months. Interest income on mortgage loans increased $1.3 million, or 6.8%, to $20.4 million from the comparable six months of 1995. This increase resulted primarily from an increase of $28.8 million, or 5.3% in the average mortgage loan portfolio, to $573.1 million when comparing the 1996 and 1995 periods. The annualized average yield on the mortgage loan portfolio increased to 7.12% for the six months ended March 31, 1996, from 7.01% for the 1995 period. Interest income on equity lines of credit increased $433,000, or 58.0%, to $1.2 million from the prior year's period. As a result of the Bank's promotion of this product, the average balance of equity lines of credit increased $10.1 million, or 60.3%, to $26.9 million from $16.8 million from the comparable period of 1995. Interest income on consumer loans decreased $178,000 to $520,000 for the six months ended March 31, 1996. The decrease is primarily the result of the sale in March 1996 of the Bank's credit card portfolio. Interest income on mortgage-backed securities for the six months ended March 31, 1996 decreased $680,000 to $314,000 from the comparable six months of 1995. The annualized average yield on the mortgage-backed securities portfolio increased to 8.26% for the six months ended March 31, 1996, from 7.57% for the comparable 1995 period. The increase in yield is primarily a result of sales in fiscal 1995 of lower coupon fixed-rate collateralized mortgage obligations. The average balance of the mortgage-backed securities portfolio for the 1996 period decreased $18.7 million, or 71.1%, to $7.6 million from the prior year's period. The average balance of the investment securities portfolio for the 1996 period decreased $14.3 million, or 56.3%, to $11.1 million compared to the six months ended March 31, 1995 as a result of maturities and sales in the portfolio.

Interest Expense
Interest expense on deposit accounts increased $1.9 million, or 24.4%, to $9.9 million, for the six months ended March 31, 1996 compared to the prior year's period. The annualized average cost of deposits for the six months ended March 31, 1996 was 4.35%, an increase from the annualized average cost of 3.76% for the comparable 1995 period. The average deposit base increased $30.0 million to $454.8 million during the 1996 period. For the six months ended March 31, 1996, the Company recorded interest expense on borrowed funds of $4.9 million on an average balance of $150.1 million at an annualized cost of 6.38% primarily related to Federal Home Loan Bank of Chicago ("FHLB") advances. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.6 million, or 30.3%, to $3.7 million for the six months ended March 31, 1996 compared to the 1995 period, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds. The interest expense on the CMO bonds for the 1996 period decreased $91,000 to $246,000 compared to the six months ended March 31, 1995. The annualized average cost on the CMO bonds increased to 13.35% for the 1996 period from 12.75% for the six months ended March 31, 1995, due to adjustments to the discount on the bonds for changes in the estimated average maturities of the collateral.

Net Interest Income
Net interest income for the six months ended March 31, 1996 decreased $1.0 million, or 11.4%, to $8.3 million from the comparable 1995 period. The annualized average yield on interest-earning assets increased from 7.02% to 7.06% when comparing the 1995 and 1996 periods. The annualized average cost of interest-bearing liabilities increased to 4.90% from 4.38%. This resulted in an annualized average net interest rate spread of 2.16% for the six-month period ended March 31, 1996 compared to 2.64% for the comparable prior year's period. The average balance of interest-earning assets increased $22.4 million, when comparing 1996 to 1995, primarily due to the increase in mortgage loans and equity lines of credit. Interest-bearing liabilities increased $14.1 million during the same period primarily due to the increase in deposits.
PAGE

Provision for Loan Losses
Based on management's evaluation of the loan portfolio, a provision of $50,000 for loan losses was recorded during the six months ended March 31, 1996. A $85,000 provision had been recorded in the 1995 period. The amount of non-performing loans at March 31, 1996, was $866,000, or 0.13% of total loans, compared to $1,476,000 or 0.25%
of total loans at March 31, 1995.

Noninterest Income
Total noninterest income for the six months ended March 31, 1996 was $6.5 million, an increase of $4,395,000 from the 1995 period. The six months ended March 31, 1996 included gains on sales of loans of $308,000, of which $183,000 was the result of the sale of the Bank's credit card portfolio. This compares to a gain on sales of loans held for sale of $24,000 from the prior year's period. Fees and commissions increased $3,791,000 for the six months ended March 31, 1996 primarily due to loan origination fees contributed by Preferred. Other noninterest income for the six months ended March 31, 1996 included a $392,000 tax refund and $53,000 from the redemption of an equity investment.

Noninterest Expense
Noninterest expense for the six months ended March 31, 1996 totaled $11.1 million, an increase of $3.7 million from the prior year's comparable period primarily related to the operations of Preferred.

Part II - Other Information

Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Changes in Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The Company held its Annual Meeting of Shareholders on
          February 14, 1996.

     (b)  The names of each director elected at the Annual
          Meeting are as follows:

               William R. Rybak
               Donald E. Sveen

          The names of each of the directors whose term of office continued after the Annual Meeting are as follows:

               Thomas R. Anderson       Howard R. Jones
               Kenne P. Bristol         Russell F. Stephens, Jr.
               Howard A. Davis

PAGE

     (c) The following matters were voted upon at the Annual Meeting and the number of affirmative votes and negative votes cast (there were no broker non-votes) with the respect to each matter is as follows:

          (i) The election of two directors for terms of three years each:

                                      For         Withheld


          William R. Rybak         2,468,918       99,374
          Donald E. Sveen          2,468,606       99,686

          (ii) Ratification of the appointment of KPMG Peat
               Marwick, LLP as the Company's independent auditors for the fiscal year ending September 30,1996:

               For            Against             Abstain

               2,469,078       58,502              40,712

        (iii)  Shareholder proposal:

               For            Against

               91,975         2,476,317

     (d)  None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibit No. 11  Statement re: Computation of Per Share
          Earnings

                                             Quarter Ended         Six Months Ended
                                             March 31, 1996         March 31, 1996
                                             --------------        ----------------

Net income                                   $1,201,000            $2,223,000
                                             ----------            ----------
                                             ----------            ----------
Weighted average common shares outstanding    2,683,493             2,682,062
Common stock equivalents due to dilutive
 effect of stock options                        109,708               112,003
                                             ----------            ----------
Total weighted average common shares
 and equivalents outstanding                  2,793,201             2,794,065
                                             ----------            ----------
                                             ----------            ----------
Primary earnings per share                   $     0.43            $     0.80
                                             ----------            ----------
                                             ----------            ----------
Total weighted average common shares
 and equivalents outstanding                  2,793,201             2,794,065

Additional dilutive shares using end of
 period market value versus average market
 value for the period when utilizing the
 treasury stock method regarding stock
 options                                             --                    --
                                             ----------            ----------

Total weighted average common shares
 and equivalents outstanding for fully
 diluted computation                          2,793,201             2,794,065
                                             ----------            ----------
                                             ----------            ----------

Fully diluted earnings per share             $     0.43            $     0.80
                                             ----------            ----------
                                             ----------            ----------

     (b)  Reports on Form 8-K.

          None.
PAGE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                 Hinsdale Financial Corporation





Dated:    May 1, 1996         (s)  Kenne P. Bristol
          -----------              ----------------
                                   Kenne P. Bristol
                                   President and
                                    Chief Executive Officer

Dated:    May 1, 1996         (s)  Richard A. Hojnicki
          -----------              -------------------
                                   Richard A. Hojnicki
                                   Executive Vice President and
                                    Chief Financial Officer