Form 10-Q
period 1996-06-30
HINSDALE FINANCIAL CORPORATION
filed 1996-08-13
CIK 885638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                           FORM 10-Q

                           (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996


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


                         (630) 323-1776
      (Registrant's telephone number, including area code)

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

   Common Stock, $0.01 par value --2,691,085 shares outstanding as of August 8, 1996.

         HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
                            FORM 10-Q

                             Index

                                                         Page
                                                         ----
Part I.   Financial Information
- ------    ---------------------

Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Financial Condition
          as of June 30, 1996 and September 30, 1995        1

          Consolidated Statements of Income for the Three
          and Nine Months Ended June 30, 1996 and 1995      2

          Consolidated Statements of Changes in
          Stockholders' Equity for the Nine Months Ended
          June 30, 1996 and 1995                            3

          Consolidated Statements of Cash Flows for the
          Nine Months Ended June 30, 1996 and 1995          4

          Notes to Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9


Part II.  Other Information
- -------   -----------------

Item 1.   Legal Proceedings                                19

Item 2.   Changes in Securities                            19

Item 3.   Defaults upon Senior Securities                  19

Item 4.   Submission of Matters to a Vote of Security
          Holders                                          19

Item 5.   Other Information                                20

Item 6.   Exhibits and Reports on Form 8-K                 20

          Signature Page                                   21

PAGE

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      June 30,       September 30,
(In thousands, except share data)                                      1996               1995
- ---------------------------------------------------------------------------------------------------
                                                                            (unaudited)
ASSETS
Cash and due from banks                                              $  5,048         $  5,427
Interest-bearing deposits                                              27,248           50,845
Investment securities available for sale, at market value               1,998            1,998
Mortgage-backed securities available for sale, at market value          5,654            7,147
Loans, net of allowance for losses of $2,407 at
  June 30, 1996 and $2,589 at September 30, 1995                      599,378          614,371
Accrued interest receivable                                             3,742            3,275
Real estate                                                             2,020            1,872
Premises and equipment, net                                             6,286            5,756
Stock in Federal Home Loan Bank of Chicago, at cost                     6,995            9,215
Other assets                                                            4,113            3,801
- ---------------------------------------------------------------------------------------------------
                                                                     $662,482         $703,707
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                           $466,109         $445,505
  Borrowed funds                                                      121,599          185,339
Collateralized mortgage obligations                                     3,003            4,353
Advances by borrowers for taxes and insurance                           8,405            8,385
Accrued expenses and other liabilities                                  7,903            8,148
- ---------------------------------------------------------------------------------------------------
    Total liabilities                                                 607,019          651,730
- ---------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, $.01 par value;
    authorized 1,500,000 shares; none outstanding                          --               --
  Common stock, $.01 par value;
    authorized 6,000,000 shares; issued 2,785,155 shares
    and outstanding 2,690,155 shares at June 30, 1996                      22               22
  Additional paid-in capital                                           20,950           20,861
  Retained earnings, substantially restricted                          36,324           32,971
  Treasury stock, at cost (95,000 shares)                              (1,284)          (1,284)
  Common stock purchased by:
    Employee Stock Ownership Plan                                        (557)            (686)
    Bank Recognition and Retention Plans                                  (86)             (86)
  Net unrealized gains on securities available for sale, net of tax        94              179
- ---------------------------------------------------------------------------------------------------
    Total stockholders' equity                                         55,463           51,977
- ---------------------------------------------------------------------------------------------------
                                                                     $662,482         $703,707
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

PAGE

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended             Nine Months Ended
                                                                 June 30,                      June 30,
(In thousands, except per share amounts)                      1996         1995             1996        1995
- --------------------------------------------------------------------------------------------------------------
                                                     (unaudited)
INTEREST INCOME:
  Loans                                                     $ 10,669     $ 10,822         $ 32,755    $ 31,348
  Mortgage-backed securities                                     158          432              472       1,426
  Investment securities                                          147          241              512         975
  Interest-bearing deposits                                      328          285              842         384
- --------------------------------------------------------------------------------------------------------------
    Total interest income                                     11,302       11,780           34,581      34,133
- --------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Deposits                                                     4,902        4,593           14,816      12,563
  Borrowed funds                                               2,051        2,737            6,917       7,468
  Collateralized mortgage obligations                            103          149              349         486
- --------------------------------------------------------------------------------------------------------------
    Total interest expense                                     7,056        7,479           22,082      20,517
- --------------------------------------------------------------------------------------------------------------
    Net interest income                                        4,246        4,301           12,499      13,616
    Provision for loan losses                                     --           75               50         160
- --------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses        4,246        4,226           12,449      13,456
- --------------------------------------------------------------------------------------------------------------

NONINTERET INCOME:
  Gain (loss) on sales of loans and
    mortgage-backed securities                                    (8)         295              300         319
  Loss on sales of investment securities                          --           --               --         (18)
  Income from real estate operations                              77          174              250         468
  Servicing fee income                                           114           89              329         317
  Fees and commissions                                         2,822        1,406            8,219       3,012
  Other                                                           15         (245)             471        (225)
- --------------------------------------------------------------------------------------------------------------
    Total noninterest income                                   3,020        1,719            9,569       3,873
- --------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Compensation and benefits                                    3,286       2,366     9,518       6,245
  Occupancy expense                                              742         533     2,187       1,527
  Federal deposit insurance premiums                             268         245       785         738
  Computer services                                              129         138       402         446
  Other                                                        1,434         880     4,055       2,613
- --------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                  5,859       4,162    16,947      11,569
- --------------------------------------------------------------------------------------------------------------
    Income before income taxes                                 1,407       1,783     5,071       5,760
  Income tax expense                                             275         718     1,716       2,276
- --------------------------------------------------------------------------------------------------------------
    Net income                                              $  1,132    $  1,065  $  3,355    $  3,484
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
Primary earnings per share                                  $   0.40    $   0.38  $   1.20    $   1.26
Fully diluted earnings per share                            $   0.40    $   0.38  $   1.19    $   1.26
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

PAGE

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                Unrealized
                                                                           Common    Common   Gains (Losses)
                                          Additional                        Stock     Stock    on Securities
                                 Common    Paid-in    Retained   Treasury  Acquired  Acquired    Available
(In thousands)                    Stock    Capital    Earnings    Stock    By ESOP    By BRPs     for Sale    Total
- ----------------------------------------------------------------------------------------------------------------------
Nine Months Ended June 30, 1995                                  (Unaudited)

Balance at September 30, 1994     $ 22    $20,553     $28,512    $(1,284)  $(857)    $(230)    $   --         $46,716
Net income                          --         --       3,484         --      --        --         --           3,484
Proceeds from exercise of
 stock options                      --        123          --         --      --        --         --             123
Tax benefit from stock related
 compensation                       --          7          --         --      --        --         --               7
Distribution of BRP stock awards    --         --          --         --      --        20         --              20
Principal payment on ESOP loan      --         --          --         --     128        --         --             128
Cumulative effect of change in
 accounting for securities
 available for sale, net of tax     --         --          --         --      --        --       (234)           (234)
Change in net unrealized gains
 on securities available for
 sale, net of tax                   --         --          --         --      --        --        392             392
- ----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995          $ 22    $20,683     $31,996    $(1,284)  $(729)    $(210)    $  158         $50,636
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

Nine Months Ended June 30, 1996

Balance at September 30, 1995     $ 22    $20,861     $32,971    $(1,284)  $(686)    $ (86)    $  179         $51,977
Net income                          --         --       3,355         --      --        --         --           3,355
Proceeds from exercise of
 stock options                      --         81          --         --      --        --         --              81
Tax benefit from stock related
 compensation                       --          8          --         --      --        --         --               8
Principal payment on ESOP loan      --         --          --         --     129        --         --             129
25% stock dividend related to
 fractional shares                  --         --          (2)        --      --        --         --              (2)
Change in net unrealized gains
 on securities available for
 sale, net of tax                   --         --          --         --      --        --        (85)            (85)
- ----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996          $ 22    $20,950     $36,324    $(1,284)  $(557)    $ (86)    $   94         $55,463
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

PAGE

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended June 30,
(In thousands)                                                          1996              1995
- ---------------------------------------------------------------------------------------------------
                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:                                $   3,355        $   3,484
 Net income
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                          839              651
    Amortization of deferred gain                                          (65)            (293)
    Provision for loan losses                                               50              160
    Amortization of premiums, discounts, and deferred loan fees            299              (43)
    Additions to deferred fees                                            (383)            (230)
    Amortization of collateralized mortgage obligations discount           124              151
    Originations of loans held for sale                               (344,238)         (41,883)
    Sale of loans originated for resale                                346,274           32,052
    Sale of mortgage-backed securities held for sale                        --           20,214
    Sale of investment securities available for sale                        --           14,957
    Gain on sales of loans and mortgage-backed securities                 (300)            (319)
    Loss on sales of investment securities                                  --               18
    (Increase) decrease in Stock in Federal
     Home Loan Bank of Chicago                                           2,220           (1,175)
    Increase in accrued interest receivable                               (467)            (275)
    (Increase) decrease in other assets                                   (404)           1,974
    Increase (decrease) in accrued expenses and other liabilities         (128)           1,017
- ---------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                7,176           30,460
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of loans                                           4,803            8,921
  Loans originated for investment                                      (59,953)         (32,561)
  Loans purchased                                                       (3,628)         (62,223)
  Purchase of premises and equipment                                    (1,206)            (673)
  Purchase of business, net of cash acquired                                --       (1,890)
  Principal collected on loans                                          71,839           39,851
  Principal collected on mortgage-backed securities                      1,375            3,569
- ---------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     13,230          (45,006)
- ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                              20,604           25,577
  Proceeds from borrowed funds                                           9,000          113,537
  Repayment of borrowed funds                                          (72,740)        (103,328)
  Repayment of collateralized mortgage obligations                      (1,474)          (1,583)
  Net increase in advance payments by borrowers
   for taxes and insurance                                                  20            6,100
  Decrease in ESOP loan                                                    129              128
  Cash paid in lieu of fractional shares related to 25%
   common stock dividend                                                    (2)              --
  Proceeds from options exercised                                           81              123
- ---------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    (44,382)          40,554
- ---------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   (23,976)          26,008
Cash and cash equivalents at beginning of period                        56,272           20,385
- ---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $  32,296        $  46,393
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest paid                                                    $  22,273        $  20,241
    Income taxes                                                         2,008            1,981

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
  Loans exchanged for mortgage-backed securities                     $  30,780        $   7,044
  Additions to real estate acquired in settlement of loans                 159               --
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 30, 1996 and 1995

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

The results of operations and other data for the three and nine months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending
September 30, 1996.

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

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 30, 1996 and 1995

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

As a result of the adoption of SFAS No. 122 on October 1, 1995, $321,722 was capitalized as mortgage servicing rights during the nine months ended June 30, 1996. The following reflects capitalized servicing rights activity for the nine months ended
June 30, 1996 and 1995:

                                       1996           1995
                                   ------------   -----------

Balance at beginning of year       $    191,446   $        --
Additions                               321,722       110,479
Amortization                            (74,839)      (10,652)
                                   ------------   -----------
Balance at end of period           $    438,329   $    99,827
                                   ------------   -----------
                                   ------------   -----------


The fair value of the servicing rights accounted for under SFAS No.
122 at June 30, 1996 is $369,929. The fair value of the servicing rights acquired prior to October 1, 1995 at June 30, 1996 is $139,553. As a result of the evaluation of the fair value of the mortgage servicing rights at June 30, 1996, there was no valuation allowance for mortgage servicing rights established.

(4)  Adoption of SFAS 114 and 118

The Company adopted the provisions of SFAS No. 114 "Accounting by
Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by
Creditors for Impairment of a Loan - Income Recognition and
Disclosures" effective October 1, 1995. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Substantially all of the Company's lending is excluded from the provisions of SFAS No. 114 and SFAS No. 118. Of the remaining loans which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at June 30, 1996 nor during the nine months ended June 30, 1996, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

HINSDALE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 30, 1996 and 1995

(5)  Acquisition of Preferred Mortgage Associates, Ltd.

On May 31, 1995, the Company acquired (the "Acquisition") Preferred
Mortgage Associates, Ltd. ("Preferred").  The operations of
Preferred are included in the Company's "Consolidated Statements of Income" from the acquisition date and reflect the application of the purchase method of accounting. Under this method of accounting, the aggregate cost to the Company of the Acquisition was allocated to the assets acquired and liabilities assumed, based on their estimated fair values as of May 31, 1995. Goodwill was recorded by the Company in connection with the Acquisition. Preferred was acquired for an aggregate cash purchase price of $2.5 million.
Preferred is one of the largest mortgage brokers in the Chicago metropolitan area and has four mortgage origination offices including its headquarters in Downers Grove, Illinois. Effective
October 1, 1995, the Company transferred the ownership of Preferred to the Bank.

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

(7)  Commitments and Contingencies

At June 30, 1996, the Company had outstanding commitments to originate and purchase loans of $47.1 million, of which $19.8 million were fixed-rate and $27.3 million were adjustable-rate commitments. Unused equity lines of credit available to customers were $48.8 million at June 30, 1996.

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

The earnings of the Bank are primarily dependent on its net interest income, which is the difference between the interest income earned on its loan, mortgage-backed securities, and investment portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Bank has determined to place additional emphasis on expanding its portfolio of home equity lines of credit, the interest rates on which adjust with the prime rate. An increase in home equity lines of credit is intended to enhance the Bank's interest rate spread and its interest rate risk management. Partly as a result of this emphasis on home equity lines of credit, the Company's interest rate spread has improved from quarter to quarter through fiscal 1996.

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

On May 31, 1995, the Company acquired Preferred, one of the largest mortgage brokers in the Chicago metropolitan area. Preferred has four mortgage origination offices including its headquarters in Downers Grove, Illinois. Established in 1987, Preferred brokered loans for twenty-five separate lenders in 1995. Preferred will continue to provide mortgage originations for lenders locally and nationwide. The Bank anticipates that it will continue to retain approximately 20% of Preferred's current annual loan origination volume. Financial results for Preferred are included on a consolidated basis from the date of acquisition. Effective October
1, 1995, the Company transferred the ownership of Preferred to the Bank. The acquisition of Preferred has resulted in significant increases in both noninterest income and noninterest expense as compared to previously reported quarters.

On August 2, 1996, the Company announced an agreement to merge
Liberty Bancorp, Inc. into the Company under the name Alliance
Bancorp.  For further details, See "Part II, Item 5., Other
Information".

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

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 7.96% for the quarter ended June 30, 1996.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1996, cash and cash equivalents totaled $32.3 million.

Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments and interest-bearing deposits. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances.

The Company's cash flows are comprised of three classifications:
cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, were $7.2 million for the nine months ended June 30, 1996. Net cash provided by investing activities, consisting primarily of disbursements for loans originated for investment and purchases of loans, offset by principal collections on loans and mortgage-backed securities was $13.2 million for the nine months ended June 30, 1996. Net cash used in financing activities, consisting primarily of net activity in deposit and escrow accounts, net repayment of borrowed funds and the repayment of collateralized mortgage obligations, totaled $44.4 million for the nine months ended June 30, 1996.

In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company will engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through FNMA are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At
June 30, 1996 the Company had forward commitments to sell $2.0 million FNMA mortgage-backed securities with delivery dates in July and August 1996.

The Bank's Tangible capital ratio at June 30, 1996 was 7.64%. This exceeded the Tangible capital requirement of 1.5% of adjusted assets by $40.6 million. The Bank's Leverage capital ratio at June
30, 1996 was 7.87%. This exceeded the Leverage capital requirement of 3.0% of adjusted assets by $32.3 million. The Bank's Risk-based capital ratio was 13.71% at June 30, 1996. The Bank currently exceeds the Risk-based capital requirement of 8.0% of Risk-weighted assets by $22.3 million.

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

Legislation has been proposed in Congress to recapitalize the SAIF fund and possibly consolidate the BIF and SAIF funds. One feature of this proposal calls for a special one-time assessment on all SAIF-insured institutions of up to 80 basis points to bring the SAIF fund up to its required level of capitalization. It is assumed that after this assessment takes place, that the on-going level of insurance premium assessments for the SAIF-insured institutions would be reduced to the same range as that of the BIF-insured institutions. Based upon the Bank's deposit base at June
30, 1996, the special assessment could cause a charge to earnings of approximately $3.7 million, while a reduction in the insurance premium assessment rate from 23 basis points to 4 basis points would reduce annual premium expenses by approximately $0.9 million.
It is not known at this time when and if this legislation will be approved and implemented.

Changes in Financial Condition

The Company reported total assets of $662.5 million at June 30, 1996 a decrease of $41.2 million, or 5.9%, from September 30, 1995, primarily as a result of the repayment of FHLB advances and external warehouse lines of credit. The loan portfolio decreased
$15.0 million from $614.4 million at September 30, 1995, to $599.4 million at June 30, 1996. For the current nine-month period, loans originated and purchased were $407.8 million, which were offset by principal reductions of $71.8 million and the sale of $351.1 million loans.

Deposits increased $20.6 million, or 4.6%, to $466.1 million at June 30, 1996 from $445.5 million at September 30, 1995. The average cost of deposits was 4.31% for the nine months ended June
30, 1996. This represents a slight decrease from the average cost of deposits of 4.35% reported for the nine months ended June 30, 1996. The Bank decreased borrowings from the FHLB by $41.8 million and warehouse lines of credit by $21.9 million from September 30, 1995.

Stockholders' equity totaled $55.5 million at June 30, 1996. The number of common shares outstanding were 2,690,155 and book value per common share outstanding was $20.62 per share.

Asset Quality
Non-performing Assets

The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed.


                                                            Quarter Ended
                                    -------------------------------------------------------------
                                    June 30,   March 31,   December 31, September 30, June 30,
(Dollars in thousands)                1996       1996         1995          1995        1995
- -------------------------------------------------------------------------------------------------
Non-accrual mortgage loans
 90 days or more past due          $  731      $  866         $1,089         $1,237     $1,010
Non-accrual consumer loans
 90 days or more past due              --          --             56             63         47
- -------------------------------------------------------------------------------------------------
  Total non-performing loans          731         866          1,145          1,300      1,057
Total foreclosed real estate          160          --             --             --(1)   4,321
- -------------------------------------------------------------------------------------------------
Total non-performing assets        $  891      $  866         $1,145         $1,300     $5,378
Total non-performing loans
 to total loans                      0.12%       0.13%          0.18%          0.21%      0.17%
Total non-performing assets
 to total assets                     0.l3%       0.13%          0.17%          0.18%      0.76%

(1)  The reduction in foreclosed real estate relates to the sale of a shopping center in Orland
     Park, Illinois, which was acquired by the Bank in settlement of a non-performing loan on
     January 5, 1992.

Classification of Assets

The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

As of June 30, 1996, the Company had total classified assets of $1.0 million, all of which were classified "substandard".
Substandard assets consisted of $0.8 million of real estate held for development and sale and a $0.2 million foreclosed single family residential loan (real estate owned).
PAGE

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

The Bank seeks to lengthen the maturities of its deposits by emphasizing savings certificates with maturities of three months or more. At June 30, 1996, savings certificates with original maturities of three months or more totaled $266.1 million, or 57.1%, of total deposits. The Bank seeks to reduce its risk of early withdrawals from its longer term savings certificates by requiring early withdrawal penalties on all certificates. The Bank does not actively solicit high-rate jumbo certificates of deposit or brokered funds.

Matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive by monitoring an institution's interest rate sensitivity gap. An asset or liability is considered interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The Company's one-year interest sensitivity gap as a percent of total assets was a negative 17% at June 30, 1996.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1996, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Regular savings accounts, NOW accounts and money market accounts, which collectively totaled $160 million at June 30, 1996, were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. The collateralized mortgage obligations were assumed to prepay at the same rate used for the mortgage-backed securities collateralizing these obligations. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.
PAGE

Interest Rate Sensitivity Gap Analysis

                                                         At June 30, 1996
                                   ------------------------------------------------------------
                                               More Than     More Than
                                    1 Year       1 Year       3 Years        More Than
(Dollars in thousands)              Or Less    To 3 Years    To 5 Years       5 Years   Total
- -----------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans (1)                  $ 158,753   $330,135       $ 43,304       $ 22,268   $554,460
Consumer loans (1)                     43,694        842            591          1,467     46,594
Mortgage-backed securities (2)          1,160      1,595          1,032          1,720      5,507
Interest-bearing deposits              27,248         --             --             --     27,248
Investment securities (2)               8,997         --             --             --      8,997
- -------------------------------------------------------------------------------------------------
  Total interest-earning assets       239,852    332,572         44,927         25,455    642,806

INTEREST-BEARING LIABILITIES:
Regular savings accounts               14,205     21,576         14,065         33,713     83,559
NOW interest-bearing accounts           8,086      7,402          1,980          4,387     21,855
Money market accounts                  42,771      5,956          2,836          2,577     54,140
Certificate accounts                  185,085     33,963         47,017             --    266,065
Borrowed funds                         99,214     17,342          5,043             --    121,599
Collateralized mortgage
 obligations                            2,127        876             --             --      3,003
- -------------------------------------------------------------------------------------------------
  Total interest-bearing
   liabilities                        351,488     87,115         70,941         40,677    550,221
- -------------------------------------------------------------------------------------------------
Interest sensitivity gap            $(111,636)  $245,457       $(26,014)      $(15,222)  $ 92,585
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------
Cumulative interest
 sensitivity gap                    $(111,636)  $133,821       $107,807       $ 92,585
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------
Cumulative interest
 sensitivity gap as a
 percentage of total assets            (16.85)%    20.20%        16.28%          13,98%
Cumulative net interest-earning
 assets as a percentage of
 interest-sensitive liabilities         68.24%    130.51%       121.16%         116.83%
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

The effect of a negative one year gap position and the overall increase in interest rates in 1995, reduced the Company's net interest income when comparing the nine months ended June 30, 1996 to the nine months ended June 30, 1995. However, as a result of interest rates stabilizing in the last half of 1995, net interest income has improved when comparing each quarter's results for fiscal 1996.

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


                                            Three Months Ended June 30,
                              -----------------------------------------------------
                                         1996                    1995
                              -------------------------   -------------------------
                                                Average                     Average
                              Average            Yield/   Average           Yield/
(Dollars in thousands)        Balance  Interest  Cost     Balance  Interest  Cost
- -----------------------------------------------------------------------------------
ASSETS:
 Interest-earning assets:
 Mortgage loans, net (1)      $554,496  $ 9,827   7.09%   $564,788  $10,032   7.10%
 Equity lines of credit (1)     36,636      739   8.09      18,991      448   9.46
 Consumer loans (1)              5,390      103   7.64      11,944      342  11.45
 Mortgage-backed securities      7,820      158   8.08      22,938      432   7.53
 Interest-bearing deposits      35,295      328   3.68      29,368      285   3.84
 Investment securities           8,997      147   6.55      16,492      241   5.85
- -----------------------------------------------------------------------------------
Total interest-earning assets  648,634   11,302   6.97     664,521   11,780   7.09
Noninterest-earning assets      21,278                      22,642
- -----------------------------------------------------------------------------------
Total assets                  $669,912                    $687,163
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Interest-bearing liabilities
Deposits:
Savings accounts              $349,375  $ 4,375   5.03%   $323,212  $ 3,996   4.96%
NOW noninterest-bearing
 accounts                       36,691       --     --      31,876       --     --
NOW interest-beearing
 accounts                       23,175       90   1.56      23,225       96   1.66
Money market accounts           54,613      437   3.21      59,458      501   3.38
- -----------------------------------------------------------------------------------
Total deposits                 463,854    4,902   4.24     437,771    4,593   4.21
Funds borrowed:
 Borrowed funds                127,571    2,051   6.36     173,976    2,737   6.22
Collateralized mortgage
 obligations                     2,990      103  13.78       4,615      149  12.91
- -----------------------------------------------------------------------------------
Total funds borrowed           130,561    2,154   6.53     178,591    2,886   6.40
- -----------------------------------------------------------------------------------
Total interest-bearing
 liabilities                   594,415    7,056   4.74     616,362    7,479   4.84
Other liabilities               20,765                      20,796
- -----------------------------------------------------------------------------------
Total liabilities              615,180                     637,158
Stockholders' equity            54,732                      50,005
- -----------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity         $669,912                    $687,163
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Net interest income/
 interest rate spread                   $ 4,246   2.23%            $ 4,301    2.25%
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Net interest-earning assets/
 net interest margin          $ 54,219            2.62%   $ 48,159            2.59%
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
Interest-earning assets to
 interest-bearing liabilities     1.09x                       1.08x
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

(1)    Average balances include non-performing loans.  Interest includes only actual interest recorded on such loans.

                                              Nine Months Ended June 30,               At June 30,
                              ----------------------------------------------------- --------------
                                          1996                       1995                1996
                              --------------------------- ------------------------- --------------
                                                Average                  Average           Average
                              Average           Yield/ Average           Yield/            Yield/
(Dollars in thousands)        Balance  Interest  Cost  Balance  Interest  Cost   Balance   Cost
- ------------------------------------------------------------------------------------------------
ASSETS:
 Interest-earning assets:
 Mortgage loans, net (1)      $566,899 $30,214   7.11%  $551,136 $29,114   7.04%  $552,783  7.20%
 Equity lines of credit (1)     30,150   1,918  8.47     17,518   1,194   9.11     41,383  8.11
 Consumer loans (1)              8,690     623  9.56     12,173   1,040  11.39      5,212  8.73
 Mortgage-backed securities      7,673     472  8.20     25,148   1,426   7.56      5,654  8.76
 Interest-bearing deposits      31,911     842  3.47     17,707     384   2.86     27,248  5.32
 Investment securities          10,398     512  6.56     22,418     975   5.80      8,993  6.56
- -----------------------------------------------------------------------------------------------
Total interest-earning assets  655,721  34,581  7.03    646,100  34,133   7.04    641,273  7.20
Noninterest-earning assets      21,128                   22,409                    21,209
- -----------------------------------------------------------------------------------------------
Total assets                  $676,849                 $668,509                  $662,482
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

LIABILITIES AND
 STOCKHOLDERS' EQUITY:
Interest-bearing liabilities
Deposits:
Savings accounts              $344,508 $13,189  5.10%  $312,676 $10,737   4.59%  $349,624  4.98%
NOW noninterest-bearing
 accounts                       35,405      --    --     31,089      --     --     40,490    --
NOW interest-beearing
 accounts                       22,919     275  1.60     22,909     287   1.67     21,855  1.61
Money market accounts           54,993   1,352  3.28     62,448   1,539   3.29     54,140  3.30
- -----------------------------------------------------------------------------------------------
Total deposits                 457,825  14,816  4.31    429,122  12,563   3.91    466,109  4.19
Funds borrowed:
 Borrowed funds                142,561   6,917  6.38    167,580   7,468   5.88    121,599  6.45
Collateralized mortgage
 obligations                     3,454     349 13.47      5,062     486  12.80      3,003 13.86
- -----------------------------------------------------------------------------------------------
Total funds borrowed           146,015   7,266  6.54    172,642   7,954   6.08    124,602  6.63
- -----------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                   603,840  22,082  4.85    601,764  20,517   4.54    590,711  4.71
Other liabilities               19,519                   18,237                    16,308
- ---------------------------------------------------------------------------------------------------
Total liabilities              623,359                  620,001                   607,019
Stockholders' equity            53,490                   48,508                    55,463
- -----------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity         $676,849                 $668,509                  $662,482
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Net interest income/
 interest rate spread                  $12,499  2.18%           $13,616   2.50%            2.49%
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Net interest-earning assets/
 net interest margin          $ 51,881          2.54%  $ 44,336           2.81%
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------
Interest-earning assets to
 interest-bearing liabilities     1.09x                    1.07x
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

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


                                    Three Months Ended                 Nine months Ended
                                      June 30, 1996                    June 30, 1996
                                        Compared to                      Compared to
                                     Three Months Ended                Nine months Ended
                                       June 30, 1995                   June 30, 1995
                                -----------------------------    -----------------------------
                                   Increase (Decrease) in           Increase (Decrease) in
                                  Net Interest Income Due To       Net Interest Income Due To
(In thousands)                  Volume      Rate       Net       Volume       Rate       Net
- -------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans, net             $(190)      $ (15)     $(205)    $  816        $   284   $ 1,100
Equity lines of credit            364         (73)       291        813            (89)      724
Consumer loans                   (149)        (90)      (239)      (267)          (150)     (417)
Mortgage-backed securities       (304)         30       (274)    (1,066)           112      (954)
Interest-bearing deposits          55         (12)        43        362             96       458
Investment securities            (120)         26        (94)      (578)           115      (463)
- -------------------------------------------------------------------------------------------------
  Total                          (344)       (134)      (478)        80            368       448
- -------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Deposits                          276          33        309        891          1,362     2,253
Funds borrowed                   (788)         56       (732)    (1,261)           573      (688)
- -------------------------------------------------------------------------------------------------
  Total                          (512)         89       (423)      (370)         1,935     1,565
- -------------------------------------------------------------------------------------------------
Net change in net
 interest income                $ 168       $(223)     $ (55)    $  450        $(1,567)  $(1,117)
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------


Comparison of Operating Results for the Three Months Ended
June 30, 1996 and June 30, 1995

General
Net income totaled $1,132,000 for the three months ended June 30, 1996, as compared to $1,065,000 reported for the quarter ended June 30, 1995. Net interest income for the three months ended June 30, 1996 was $4.2 million, a decrease of $55,000 from the June 30, 1995 quarter of $4.3 million.

Interest Income
Interest income for the quarter ended June 30, 1996 totaled $11.3 million, a decrease of $478,000, or 4.1%, from the prior year's quarter. Interest income on mortgage loans decreased $205,000, or 2.0%, to $9.8 million from the comparable quarter of 1995. This decrease resulted primarily from a decrease of $10.3 million, or 1.8% in the average mortgage loan portfolio, to $554.5 million when comparing the 1996 and 1995 periods. The annualized average yield on the mortgage loan portfolio decreased slightly to 7.09% for the three months ended June 30, 1996, from 7.10% for the 1995 period. Interest income on equity lines of credit increased $291,000, or 65.0%, to $739,000 from the prior year's quarter. As a result of the Bank's promotion of this product, the average balance of equity lines of credit increased $17.6 million, or 92.9%, to $36.6 million from $19.0 million from the comparable quarter of 1995. Interest income on consumer loans decreased $239,000 to $103,000 for the three months ended June 30, 1996. The decrease is primarily the result of the sale in March 1996 of the Bank's credit card portfolio. Interest income on mortgage-backed securities for the three months ended June 30, 1996 decreased $274,000 to $158,000 from the comparable quarter of 1995. The annualized average yield on the mortgage-backed securities portfolio increased to 8.08% for the three months ended June 30, 1996, from 7.53% for the comparable 1995 period. The increase in yield is primarily a result of sales in fiscal 1995 of lower coupon fixed-rate collateralized mortgage obligations. The average balance of the mortgage-backed securities portfolio for the 1996 period decreased $15.1 million, or 65.9%, to $7.8 million from the prior year's period. The average balance of the investment securities portfolio for the 1996 period decreased $7.5 million, or 45.5%, to $9.0 million compared to the three months ended June 30, 1995 as a result of maturities and sales in the portfolio.

Interest Expense
Interest expense on deposit accounts increased $309,000, or 6.7%, to $4.9 million, for the quarter ended June 30, 1996 compared to the prior year's quarter. The annualized average cost of deposits for the three months ended June 30, 1996 was 4.24%, an increase from the annualized average cost of 4.21% for the comparable 1995 period. The average deposit base increased $26.1 million to $463.9 million during the 1996 period. For the quarter ended June 30, 1996, the Company recorded interest expense on borrowed funds of $2.1 million on an average balance of $127.6 million at an annualized cost of 6.36% primarily related to Federal Home Loan Bank of Chicago ("FHLB") advances. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.6 million, or 35.2%, to $3.0 million for the three months ended June 30, 1996 compared to the 1995 period, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds. The interest expense on the CMO bonds for the 1996 period decreased $46,000 to $103,000 compared to the three months ended June 30, 1995. The annualized average cost on the CMO bonds increased to 13.78% for the 1996 quarter from 12.91% for the three months ended June 30, 1995, due to adjustments to the discount on the bonds for changes in the estimated average maturities of the collateral.

Net Interest Income
Net interest income for the three months ended June 30, 1996 decreased $55,000 or 1.3%, to $4.2 million from the comparable 1995 period. The annualized average yield on interest-earning assets decreased from 7.09% to 6.97% when comparing the 1995 and 1996 quarters. The annualized average cost of interest-bearing liabilities decreased from 4.84% to 4.74%. This resulted in an annualized average net interest rate spread of 2.23% for the three-month period ended June 30, 1996 compared to 2.25% for the comparable prior year's period. The average balance of interest-earning assets decreased $15.9 million, when comparing 1996 to 1995, primarily due to the decrease in mortgage-backed and investment securities. Interest-bearing liabilities decreased $21.9 million during the same period primarily due to the decrease in borrowed funds.

Provision for Loan Losses
Based on management's evaluation of the loan portfolio, no provision for loan losses was recorded during the quarter ended June 30, 1996. A $75,000 provision had been recorded in the 1995 period. The amount of non-performing loans at June 30, 1996, was $731,000, or 0.12% of total loans, compared to $1,057,000 or 0.17%
of total loans at June 30, 1995.

Noninterest Income
Total noninterest income for the three months ended June 30, 1996 was $3.0 million, an increase of $1.3 million from the 1995 period. The quarter ended June 30, 1996 included losses on sales of loans of $8,000. This compares to a gains on sales of loans and mortgage-backed securities held for sale of $295,000 for the prior year's quarter. Fees and commissions increased $1.4 million for the quarter ended June 30, 1996 primarily due to loan origination fees contributed by Preferred. Other noninterest income for the quarter ended June 30, 1995 included a $250,000 valuation write-down of a 20 year old equity investment in a community rehabilitation organization.

Noninterest Expense
Noninterest expense for the quarter ended June 30, 1996 totaled
$5.9 million, an increase of $1.7 million from the prior year's comparable quarter primarily related to the operations of Preferred.

Income Tax Provision
The income tax provision of $275,000 for the three months ended June 30, 1996 reflects an accrual rate of 20%, as compared to an accrual of 40% for the prior year's three months ended June 30, 1995. This decrease reflects an adjustment made in the third quarter to decrease the rate of accrual for the nine months ended June 30, 1996.

Comparison of Operating Results for the Nine Months Ended
June 30, 1996 and June 30, 1995

General
Net income totaled $3,355,000 for the nine months ended June 30, 1996, as compared to $3,484,000 reported for the nine months ended June 30, 1995. Net interest income for the nine months ended June 30, 1996 was $12.5 million, a decrease of $1.1 million from the nine months ended June 30, 1995 of $13.6 million.

Interest Income
Interest income for the nine months ended June 30, 1996 totaled $34.6 million, an increase of $448,000, or 1.3%, from the prior year's nine months. Interest income on mortgage loans increased $1.1 million, or 3.8%, to $30.2 million from the comparable nine months of 1995. This increase resulted primarily from an increase of $15.8 million, or 2.9% in the average mortgage loan portfolio, to $566.9 million when comparing the 1996 and 1995 periods. The annualized average yield on the mortgage loan portfolio increased to 7.11% for the nine months ended June 30, 1996, from 7.04% for the 1995 period. Interest income on equity lines of credit increased $724,000, or 60.6%, to $1.9 million from the prior year's period. As a result of the Bank's promotion of this product, the average balance of equity lines of credit increased $12.6 million, or 72.1%, to $30.1 million from $17.5 million from the comparable period of 1995. Interest income on consumer loans decreased $417,000 to $623,000 for the nine months ended June 30, 1996. The decrease is primarily the result of the sale in March 1996 of the Bank's credit card portfolio. Interest income on mortgage-backed securities for the nine months ended June 30, 1996 decreased $954,000 to $472,000 from the comparable nine months of 1995. The annualized average yield on the mortgage-backed securities portfolio increased to 8.20% for the nine months ended June 30, 1996, from 7.56% for the comparable 1995 period. The increase in yield is primarily a result of sales in fiscal 1995 of lower coupon fixed-rate collateralized mortgage obligations. The average balance of the mortgage-backed securities portfolio for the 1996 period decreased $17.5 million, or 69.5%, to $7.7 million from the prior year's period. The average balance of the investment securities portfolio for the 1996 period decreased $12.0 million, or 53.6%, to $10.4 million compared to the nine months ended June 30, 1995 as a result of maturities and sales in the portfolio.

Interest Expense
Interest expense on deposit accounts increased $2.3 million, or 17.9%, to $14.8 million, for the nine months ended June 30, 1996 compared to the prior year's period. The annualized average cost of deposits for the nine months ended June 30, 1996 was 4.31%, an increase from the annualized average cost of 3.91% for the comparable 1995 period. The average deposit base increased $28.7 million to $457.8 million during the 1996 period. For the nine months ended June 30, 1996, the Company recorded interest expense on borrowed funds of $6.9 million on an average balance of $142.6 million at an annualized cost of 6.38% primarily related to Federal Home Loan Bank of Chicago ("FHLB") advances. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.6 million, or 31.8%, to $3.5 million for the nine months ended June 30, 1996 compared to the 1995 period, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds.
The interest expense on the CMO bonds for the 1996 period decreased $137,000 to $349,000 compared to the nine months ended June 30, 1995. The annualized average cost on the CMO bonds increased to 13.47% for the 1996 period from 12.80% for the nine months ended June 30, 1995, due to adjustments to the discount on the bonds for changes in the estimated average maturities of the collateral.

Net Interest Income
Net interest income for the nine months ended June 30, 1996 decreased $1.1 million, or 8.2%, to $12.5 million from the comparable 1995 period. The annualized average yield on interest-earning assets decreased to 7.03% from 7.04% when comparing the 1995 and 1996 periods. The annualized average cost of interest-bearing liabilities increased to 4.85% from 4.54%. This resulted in an annualized average net interest rate spread of 2.18% for the nine-month period ended June 30, 1996 compared to 2.50% for the comparable prior year's period. The average balance of interest-earning assets increased $9.6 million, when comparing 1996 to 1995, primarily due to the increase in mortgage loans and equity lines of credit. Interest-bearing liabilities increased $2.1 million during the same period primarily due to the increase in deposits.

Provision for Loan Losses
Based on management's evaluation of the loan portfolio, a provision of $50,000 for loan losses was recorded during the nine months ended June 30, 1996. A $160,000 provision had been recorded in the 1995 period. The amount of non-performing loans at June 30, 1996, was $731,000, or 0.12% of total loans, compared to $1,057,000 or 0.17% of total loans at June 30, 1995.

Noninterest Income
Total noninterest income for the nine months ended June 30, 1996 was $9.6 million, an increase of $5.7 million from the 1995 period. The nine months ended June 30, 1996 included gains on sales of loans of $300,000. This compares to gains on sales of loans and mortgage-backed securities held for sale of $319,000 from the prior year's period. Fees and commissions increased $5.2 million for the nine months ended June 30, 1996 primarily due to loan origination fees contributed by Preferred. Other noninterest income for the nine months ended June 30, 1996 included a $392,000 tax refund and $53,000 from the redemption of an equity investment. This compares to a $250,000 valuation write-down of a 20 year old equity investment in a community rehabilitation organization recorded in the nine months ended June 30, 1995.

Noninterest Expense
Noninterest expense for the nine months ended June 30, 1996 totaled $16.9 million, an increase of $5.4 million from the prior year's comparable period primarily related to the operations of Preferred.

Income Tax Provision
The income tax provision of $1.7 million for the nine months ended June 30, 1996 reflects an accrual rate of 34%, as compared to an accrual of 40% for the prior year's nine months ended June 30, 1995. This decrease reflects an adjustment made in the third quarter to decrease the rate of accrual for the nine months ended June 30, 1996.

Part II - Other Information


Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Changes in Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5.  Other Information

On August 2, 1996, Hinsdale Financial Corporation
("Hinsdale"), the registrant, and Liberty Bancorp, Inc. ("Liberty") announced an agreement to merge Liberty into Hinsdale under the name "Alliance Bancorp" through an exchange of stock ("the Merger"). Immediately following consummation of the Merger, Liberty Federal Bank will be merged with and into Hinsdale Federal Bank, with Hinsdale Federal Bank as the surviving savings institution, which effective upon consummation of the transactions contemplated hereby, will operate under the name "Liberty Federal Bank". The Merger will be accounted for under the purchase method of accounting. Under the Merger Agreement, Liberty shareholders would receive 1.054 shares of common stock in Alliance Bancorp for every share of stock they currently hold in Liberty. Hinsdale shareholders would maintain one share of stock in Alliance Bancorp for each share of stock of Hinsdale they own. Under this exchange ratio, Liberty shareholders will receive a 49.3% ownership stake in Alliance Bancorp.

Hinsdale and Liberty each granted the other an option to purchase 19.9% of the shares of its common stock outstanding, which option is exercisable only upon the occurrence of certain events that would jeopardize completion of the Merger.

The Merger must be approved by shareholders of both companies and is subject to regulatory review, including the Office of Thrift Supervision and the Securities and Exchange
Commission. The transaction is expected to close in the first quarter of calendar 1997.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)      Exhibit No. 11  Statement re: Computation of Per
           Share Earnings

                                          Quarter  Ended      Nine Months Ended
                                          June 30, 1996        June 30, 1996
Net income                                 $1,132,000           $3,355,000
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Weighted average common shares
  outstanding                               2,690,155            2,684,750
Common stock equivalents due to dilutive
  effect of stock options                     112,870              112,291
- --------------------------------------------------------------------------------
Total weighted average common shares
  and equivalents outstanding               2,803,025            2,797,041
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------
Primary earnings per share                      $0.40                $1.20

Total weighted average common shares
  and equivalents outstanding               2,803,025            2,797,041

Additional dilutive shares using end
  of period market value versus
  average market value for the period
  when utilizing the treasury stock
  method regarding stock options               13,710               14,289
- ---------------------------------------------------------------------------------
Total weighted average common shares
  and equivalents outstanding
  for fully diluted computation             2,816,735               2,811,330
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------
Fully diluted earnings per share                $0.40                 $1.19
- ---------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------

 (b) Reports on Form 8-K.

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                  Hinsdale Financial Corporation





Dated:  August 8, 1996              (s)Kenne P. Bristol
                                    ----------------------
                                    Kenne P. Bristol
                                    President and
                                    Chief Executive Officer

Dated:  August 8, 1996              (s)Richard A. Hojnicki
                                    ----------------------
                                    Richard A. Hojnicki
                                    Executive Vice President and
                                    Chief Financial Officer