Form 10-K
period 1996-09-30
HINSDALE FINANCIAL CORPORATION
filed 1996-12-20
CIK 885638

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-K

             Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended                          Commission File No.:  0-20082
   September 30, 1996

                        HINSDALE FINANCIAL CORPORATION
            (exact name of registrant as specified in its charter)

           Delaware                                          36-3811768
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                                I.D. No.)

                  One Grant Square, Hinsdale, Illinois 60521
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (630) 323-1776

                           ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock par value $0.01 per share
                               (Title of class)

                           ------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No    .
                                              ---      ---
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $61,058,178 and is based upon the last sales price as quoted on NASDAQ for December 13, 1996.

        The Registrant had 2,695,085 shares of common stock outstanding as of December 13, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Part III-Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                    PART I

Item 1.  Business.

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

     The earnings of the Bank are primarily dependent on its net interest income, which is the difference between the interest income earned on its loans, mortgage-backed securities, and investment portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Bank has determined to place additional emphasis on expanding its portfolio of home equity lines of credit, the interest rates on which adjust with the prime rate. An increase in home equity lines of credit is intended to enhance the Bank's interest rate spread and its interest rate risk management.

     On May 31, 1995, the Company acquired Preferred Mortgage Associates, Ltd. ("Preferred"), one of the largest mortgage brokers in the Chicago metropolitan area. Preferred has four mortgage origination offices including its headquarters in Downers Grove, Illinois. Established in 1987, Preferred brokered loans for approximately twenty-five separate lenders in 1996. The Bank anticipates that it will continue to retain approximately 20% of Preferred's current annual loan origination volume. Financial results for Preferred are included on a consolidated basis from the date of acquisition. Effective October 1, 1995, the Company transferred the ownership of Preferred to the Bank. The acquisition of Preferred has resulted in significant increases in both noninterest income and noninterest expense.

     The Bank's earnings are also affected by noninterest income, including income related to loan origination fees contributed by Preferred and the noncredit consumer related financial services offered by the Bank, such as net commissions received by the Bank from securities brokerage services, commissions from the sale of insurance products, loan servicing income, fee income on transaction accounts, and interchange fees from its shared ATMs. The Bank's noninterest income has also been affected by gains from the sale of various assets, including loans, mortgage-backed securities, investment securities, loan servicing, and real estate. Noninterest expense consists principally of employee compensation, occupancy expense, federal deposit insurance premiums, and other general and administrative expenses of the Bank and Preferred.

     On August 2, 1996, the Company announced an Agreement and Plan of Merger with Liberty Bancorp, Inc., which provides, among other things, that (i) Liberty Bancorp , Inc. will be merged with and into Hinsdale Financial Corporation, with Hinsdale Financial Corporation as the surviving corporation, which effective upon consummation of the transactions contemplated in the Merger Agreement, will amend its Certificate of Incorporation to increase the total number of authorized shares of common stock to 11,000,000 and operate under the name "Alliance Bancorp", (ii) Liberty Federal Savings Bank, the savings bank subsidiary of Liberty Bancorp, Inc., will be merged with and into Hinsdale Federal Bank for Savings, the savings bank subsidiary of the Hinsdale Financial Corporation, and the resulting bank will operate under the new name of Liberty Federal Bank, and (iii) each outstanding share of Liberty Bancorp, Inc. common stock issued and outstanding at the effective time of the Merger shall be converted into 1.054 shares of common stock of Alliance Bancorp. The Merger has been approved by the shareholders of both companies. Consummation of the Merger is subject to all required regulatory approvals. It is expected that the Merger will be completed during the first quarter of 1997 and be accounted for under the purchase method of accounting.

Market Area and Competition

     The Bank's deposit gathering and lending areas include the County of DuPage and western Cook County, where the Bank's offices are located. The Bank currently operates out of ten locations, eight of which are located in DuPage County, two of which are located in western Cook County. The Bank's home office is located in Hinsdale, Illinois. Management believes that all of its offices are located in communities that can generally be characterized as stable residential neighborhoods of predominantly one and two family residences.

     The Company faces significant competition both in making mortgage and consumer loans and in attracting deposits. The Company's competition for loans comes principally from savings and loan associations, savings banks, mortgage banking companies, insurance companies and commercial banks. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies.

Regulatory Environment

     On September 30, 1996, legislation was enacted which, among other things, imposes a special one-time assessment on Savings Association Insurance Fund ("SAIF") member institutions, including the Bank, to recapitalize the SAIF and spreads the payments of Financing Corporation Bonds ("FICO") across all SAIF and Bank Insurance Fund ("BIF") members. The FDIC special assessment being levied is
65.7 basis points on the amount of SAIF assessable deposits held as of March 31, 1995. The special assessment of $2.8 million was recognized by the Bank as an expense in the fourth quarter and is tax deductible and was paid on November 27, 1996.

     Under this Legislation, BIF members will pay a portion of the FICO payment equal to 1.3 basis points on BIF-insured deposits beginning on January 1, 1997, compared to 6.5 basis points on SAIF-insured deposits and will pay a pro rata share of the FICO payment on the earlier of January 1, 2000 or the date upon which the savings association ceases to exist. The Legislation also requires the BIF and SAIF to be merged by January 1, 1999 provided that subsequent legislation is adopted to eliminate the savings association charter and there are no remaining savings associations as of that date.

     As a result of this legislation, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members, although SAIF members must also make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis or whether the BIF and SAIF will eventually be merged.

     The legislation enacted also eliminated the availability of the percentage-of-taxable-income method for computing additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. The new rules also require that thrift institutions recapture all or a portion of their tax bad debt reserves added since their base year (i.e., the last taxable year beginning before January 1, 1988). An institution is required to recapture the excess of its bad debt reserves as of the beginning of the year of change over the balance of bad debt reserves outstanding at the end of its base year. The excess is recaptured into taxable income ratably over six years beginning with the 1996 year, although postponement of the recapture is possible for a two-year period if the institution meets a minimum level of mortgage lending activity. Management does not believe that this legislation will have a material impact on the operations of the Company.

Item 2.  Properties.

     The Company is located and conducts its business at the Bank's Main Office at One Grant Square, Hinsdale, Illinois, which the Bank leases. In addition to the Main Office, the Bank leases branch locations at 2745 W. Maple Avenue, Lisle, Illinois; 6 S. Walker Avenue, Clarendon Hills, Illinois; the Brush Hill Depot, Hinsdale, Illinois; and 138 N. York Road, Elmhurst, Illinois. The Bank owns branch offices located at 810 S. Oak Park Avenue, Oak Park, Illinois; 6301
S. Cass Avenue, Westmont, Illinois; 115 High Street, West Chicago, Illinois; and 7525 Madison Street, Forest Park, Illinois. The Bank also owns the building, but leases the land at its branch at 1125 S. York Road, Bensenville, Illinois. Preferred conducts its business through four office locations, which are leased, in the Chicago area. The Company believes that the current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. See Note 7 of the "Notes to Consolidated Financial Statements" for the net book value of the Company's premises and equipment and Note 13 for liability under lease commitments.

Item 3.  Legal Proceedings.

Goodwill Litigation

      On August 30, 1995, the U. S. Court of Appeals for the Federal Circuit rejected the federal government's appeal of a 1992 U. S. Court of Claims' ruling that the government breached its contract with Glendale Federal Bank regarding supervisory goodwill and that the government is liable for damages. The government subsequently appealed this decision to the United States Supreme Court and on July 1, 1996, the Supreme Court by a vote of 7 to 2, ruled that the government had breached its contract. On December 29, 1992, Hinsdale Federal Bank filed a similar action against the federal government in the U. S. Claims Court seeking damages in connection with the supervisory goodwill arising from the Bank's 1982 merger of North America Federal Savings. The Bank based its decision to complete that merger upon the assurance that the supervisory goodwill resulting from the merger could be included in regulatory capital and be amortized over a life of forty years. The Complaint alleges that the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, and the regulations promulgated thereunder, breached the federal government's contract with the Bank. At this time management cannot predict the outcome of this pending litigation. No assurance can be given that a favorable court ruling will be rendered as to the Bank's claims, or the amount, if any, to be recovered by the Bank or the timing of any recovery.

Other Litigation

     In addition to the matter described above, the Company or its subsidiaries are involved as plaintiff or defendant in various legal actions incidental to their business, none of which is believed by management to be material to the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Hinsdale Financial Corporation's common stock is traded on the National Association of Securities Dealer's Automated Quotation/National Market System (NASDAQ/NMS) under the symbol "HNFC." Newspaper stock tables list the company as "Hinsdle." As of September 30, 1996 the Holding Company had approximately 410 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 2,695,085 outstanding shares of common stock. The table shows the reported high and low sale prices of the common stock during the fiscal years ended September 30, 1996 and 1995, respectively.

                                         1996                     1995
                                  High           Low        High         Low
       First quarter             22.25         21.00       19.20       16.40
       Second quarter            22.50         21.00       18.60       16.80
       Third quarter             26.75         21.00       18.60       16.60
       Fourth quarter            27.00         21.75       23.00       17.80

     All share prices have been adjusted to reflect the 25% common stock split effected in the form of a stock dividend declared on October 18, 1995.

Item 6.    Selected Financial Data.


                                                                                   At September 30
(Dollars in thousands, except per share data)                1996          1995          1994           1993          1992
----------------------------------------------------------------------------------------------------------------------------------
Selected Financial Data:

Total assets                                         $    650,897       703,707       643,289        537,832       515,430
Investment securities                                       1,998         1,998        22,734         37,673        36,827
Mortgage-backed securities                                  5,367         7,147        30,701        162,349       192,797
Loans receivable, net                                     590,722       614,371       544,284        286,273       230,767
Real estate                                                 1,249         1,872         6,030          6,608        13,839
Deposits                                                  452,472       445,505       419,436        437,632       450,974
Collateralized mortgage obligations                         2,542         4,353         6,063         11,278        16,306
Borrowed funds                                            128,949       185,339       160,857         37,029         1,200
Stockholders' equity                                       55,471        51,977        46,716         41,516        37,848
Book value per share (4)                             $      20.58         19.39         17.64          15.74         13.86
----------------------------------------------------------------------------------------------------------------------------------

                                                                           For The Year Ended September 30
                                                              1996          1995           1994          1993          1992
-----------------------------------------------------------------------------------------------------------------------------------
Selected Operating Data:

Interest income                                      $     45,701        45,944         37,028        34,024        38,534
Interest expense                                           28,967        28,442         18,968        17,933        25,034
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                        16,734        17,502         18,060        16,091        13,500
Less provision for loan losses                                 50           185            125           300            15
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        16,684        17,317         17,935        15,791        13,485
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Gain on sales of loans receivable, mortgage-backed
      securities and investment securities                    452           344            369         1,446         2,175
   Gain on sales of real estate and other assets               61           300              -             -           277
   Other                                                   12,434         6,104          4,713         4,350         4,065
-----------------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                             12,947         6,748          5,082         5,796         6,517
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:

   General and administrative expenses                     25,696        16,697         15,312        13,915        14,020
   Amortization of cost in excess of fair value of net
      assets acquired                                           -             -              -             -            61
   Write-off of cost in excess of fair value of net
      assets acquired                                           -             -              -             -         7,626   (1)
   Provision for real estate losses                             -             -              -             -           485
-----------------------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                            25,696        16,697         15,312        13,915        22,192
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                           3,935         7,368          7,705         7,672        (2,190)
Income tax expense                                            861         2,909          2,989         3,074         1,858
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in
      accounting principle                                  3,074         4,459          4,716         4,598        (4,048)
Cumulative effect of change in accounting for
      income taxes                                              -             -              -             -         2,102   (2)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $      3,074         4,459          4,716         4,598        (1,946)  (1)
-----------------------------------------------------------------------------------------------------------------------------------
Primary earnings per share (4)                       $       1.10          1.61           1.69          1.65          0.34   (3)
Fully diluted earnings per share (4)                 $       1.10          1.61           1.69          1.63          0.34   (3)
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends paid per common share                 $          -             -              -             -           N/A
-----------------------------------------------------------------------------------------------------------------------------------

(continued)

(continued)


                                                                              At or For The Year Ended September 30
(Dollars in thousands)                                          1996            1995          1994          1993         1992
----------------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios And Other Data:

Average assets                                          $    670,430         677,573       584,039      522,837       528,025
Return on average assets                                        0.46            0.66          0.81         0.88         (0.37)
Return on average equity                                        5.69            9.07         10.73        11.61         (8.70)  (1)
Average stockholders' equity to average assets                  8.06            7.26          7.53         7.57          4.24
Stockholders' equity to total assets                            8.52            7.39          7.26         7.72          7.34
Tangible capital to total assets (Bank only)                    7.85            7.15          7.09         7.54          6.91
Leverage capital to total assets (Bank only)                    8.07            7.15          7.09         7.54          6.91
Risk-based capital ratio (Bank only)                           13.72           13.64         13.85        17.83         16.06
Interest rate spread during the year                            2.19            2.35          2.98         3.05          2.70
Net yield on average interest-earning assets                    2.58            2.67          3.22         3.25          2.73
General and administrative expenses to average assets           3.83            2.46          2.62         2.66          2.66
Non-performing loans to total loans                             0.15            0.21          0.18         0.32          0.65
Non-performing assets to total assets                           0.17            0.18          0.85         1.04          2.50
Average interest-earning assets to average
   interest-bearing liabilities                                 1.09   x        1.07          1.07         1.06          1.00
Loan originations                                       $    542,578         262,154       403,414      228,965       169,885
Full-service customer service facilities                           9               9             9            9             9
-----------------------------------------------------------------------------------------------------------------------------------

  (1) During 1991, the Bank determined that the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and changing economic conditions in the thrift industry had altered the environment in which the Bank operated and impaired the ability to profitably realize the intangible benefits from the acquisition of North America Federal Savings and Loan Association ("NAF") in 1982. Accordingly in 1991, the Bank recorded a write-down of goodwill of approximately $27.6 million, reducing income and stockholders' equity for this substantial charge. The Bank also reevaluated the useful life of the remaining unimpaired goodwill and reduced the amortization period from 40 years to 20 years. On the basis of several factors, management of the Bank determined that the Bank's remaining goodwill was permanently impaired and accordingly, during fiscal 1992, charged the remaining carrying value of goodwill to expense.

  (2) Reflects the adoption of Statement of Financial Accounting Standards No. 109 ("Statement 109").

  (3) Earnings per share for the year ended September 30, 1992 was based upon net income from July 7, 1992 through September 30, 1992.

  (4) All share amounts have been adjusted to reflect the 25% common stock split effected in the form of a stock dividend declared on October 18, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Operating Results for the Years Ended September 30, 1996 and September 30, 1995

General

     Net income totaled $3.1 million, or $1.10 per fully diluted share for the year ended September 30, 1996, compared to $4.5 million, or $1.61 per fully diluted share for the year ended September 30, 1995. Excluding the one-time Savings Association Insurance Fund ("SAIF") assessment, net income totaled $4.8 million, or $1.71 per fully diluted share for the year ended September 30, 1996. Net interest income for the year ended September 30, 1996 was $16.7 million, a decrease of $768,000, or 4.4%.

Interest Income

     Interest income for the year ended September 30, 1996 totaled $45.7 million, a decrease of $243,000, or 0.5% from the prior year. Interest income on mortgage loans increased $680,000 to $39.9 million from the prior year. The average mortgage loan portfolio when comparing year to year increased $2.3 million, or 0.4%. The average yield on the mortgage loan portfolio increased to 7.11% for the year ended September 30, 1996, from 7.02% for the 1995 year. The average balance of equity lines of credit increased $15.4 million, or 84.0%, to $33.8 million for the year ended September 30, 1996. This increase resulted in an increase in interest income of $1.1 million. The Bank has determined to place additional emphasis on expanding its portfolio of equity lines of credit, the interest rates on which adjust with the prime rate. An increase in equity lines of credit is intended to enhance the Bank's interest rate spread and its interest rate risk management. The decrease in the average consumer loan portfolio of $4.2 million for the year ended September 30, 1996 is primarily related to the sale of the credit card portfolio. The Bank recorded a gain on the sale of $183,000 in the second quarter of fiscal 1996. The average balance of the mortgage-backed securities portfolio decreased $13.4 million to $7.3 million from the prior year. The decrease in the average mortgage-backed securities portfolio was primarily due to the sale of $20.2 million during fiscal 1995, resulting in a decrease of interest income of $1.0 million. The average balance of the investment securities portfolio decreased $10.2 million to $10.1 million from the prior year. This decrease was primarily related to the sales and maturities in the portfolio in fiscal 1995, resulting in a decrease in interest income of $530,000.

Interest Expense

     Interest expense for the year totaled $29.0 million, an increase of $525,000, or 1.8%, from the prior year. Interest expense on deposit accounts increased $2.3 million, or 13.0%, to $19.7 million for the year. The average cost of deposits for the year was 4.30%, an increase from the average cost of 4.02% for the 1995 year. The average deposit base increased $24.3 million, or 5.6%, to $457.5 million for the year ended September 30, 1996. The deposit base continues to be affected by alternative investment products and competition within the Company's market areas. For the year, the Company recorded interest expense on borrowed funds of $8.8 million on an average balance of $136.7 million at an average cost of 6.47%. This compares to interest expense of $10.4 million on an average balance of $171.5 million at an average cost of 6.05% for the year ended 1995. The decrease in the average balance of borrowed funds of $34.8 million was partial offset by the increase in the average deposit base of $24.3 million. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.7 million, or 34.0%, to $3.2 million for the year ended September 30, 1996 compared to the 1995 year. The average cost of the CMO bonds for the year ended 1996 was 13.34% an increase from the average cost of 12.87% for the year ended 1995. This increase was due to adjustments made to the discount on the bonds for changes in the estimated average maturities of the mortgage-backed securities collateralizing the bonds.

Net Interest Income

     Net interest income for the year ended September 30, 1996 decreased $768,000, or 4.4%, to $16.7 million from the comparable 1995 year. Both the average yield on interest-earning assets and the average cost of interest-bearing liabilities increased when comparing 1996 and 1995. The average yield on interest-earning assets has remained stable over the past two years, increasing slightly from 7.02% to 7.04%. The Bank continues to concentrate on improving asset yields, specifically through increased consumer lending. However, early in 1996, the Bank sold its higher yielding credit card portfolio due to high costs and charge-offs. Additionally, first year discounts on new home equity lines of credit have slowed the improvement in loan income. The Bank has been able to maintain and increase its deposit base over the last two years despite intense competition from other depositories and mutual funds. The average cost of interest-bearing liabilities has increased from 4.67% to 4.85%. Each successive quarter of 1996 has shown cost improvement through lower interest rates compared to 1995.

Provision for Loan Losses

     The provision for loan losses was $50,000 for year ended September 30, 1996 compared to $185,000 for the 1995 year. At September 30, 1996, the ratio of non-performing loans to total loans was 0.15% compared to 0.21% at September 30, 1995. The allowance for loan losses represents 0.41% of total loans receivable at September 30, 1996 compared to 0.42% at September 30, 1995. Based on management's evaluation of the loan portfolio, past loan loss experience and known and inherent risks in the portfolio, management believes that the allowance is adequate.

Noninterest Income

     Total noninterest income for the year ended September 30, 1996 was $12.9 million, an increase of $6.2 million from the 1995 year.

     Gain on sales of loans and mortgage-backed securities totaled $452,000 for the year, compared to $362,000 recorded in 1995. In fiscal 1996, the Bank sold its credit card portfolio, recording a gain on the sale of $183,000.

     The increase in fees and commissions of $5.8 million is primarily attributable to the full year of origination fees contributed by Preferred of $7.8 million compared to $2.3 million in 1995.

     In fiscal 1995, the Bank sold a shopping center in Orland Park, Illinois, recording a gain on sale of real estate of $299,000 compared to gains on sales of real estate of $61,000 recorded in fiscal 1996.

     Other noninterest income increased $826,000. In fiscal 1995, the Bank wrote-off its equity investment of $381,600 in The RESCORP Companies as compared to tax refunds of $392,000 and $53,000 from the redemption of an equity investment recorded in fiscal 1996.

Noninterest Expense

     Noninterest expense for the year ended September 30, 1996 totaled $25.7 million. Excluding the one-time SAIF assessment of $2.8 million, noninterest expense increased $6.2 million, or 37.0% from the 1995 year.

     Compensation and benefits increased $3.7 million, or 41.1%, to $12.8 million for 1996. The increase is primarily related to the full year of operations of Preferred which totaled $5.7 million compared to $1.6 million for the 1995 year.

     Occupancy expense for the year ended September 30, 1996 totaled $3.0 million, an increase of $821,000, or 38.0% from the 1995 year. Of the increase, $325,339 is due to the amortization in fiscal 1995 of $390,407 compared to $65,068 in fiscal 1996 of the deferred gain on the sale of Bank premises in 1991 as a result of lease back arrangements on a portion of the property sold which offset rental expense. The remaining increase is primarily attributable to the full year of operations of Preferred.

     All other components of noninterest expense increased $1.6 million, or 29.7%, to $7.1 million. This increase is primarily the result of the full year of operations of Preferred.

Income Tax Provision

     The provision for income taxes for the year ended September 30, 1996 was $861,000. The effective tax rate for the 1996 year was 21.9% compared to 39.5% for the 1995 year. This decrease is primarily related to the reversal of the SFAS 109 valuation allowance which is no longer deemed necessary.

Comparison of Operating Results for the Years Ended September 30, 1995 and September 30, 1994

General

     Net income totaled $4.5 million for the year ended September 30, 1995, compared to $4.7 million reported for the year ended September 30, 1994. Net interest income for the year ended September 30, 1995 was $17.5 million, a decrease of $558,000, or 3.1%.

Interest Income

     Interest income for the year ended September 30, 1995 totaled $45.9 million, an increase of $8.9 million, or 24.1%, from the prior year. Interest income on mortgage loans increased $12.8 million to $39.2 million from the prior year. This increase resulted primarily from an increase in the average mortgage loan portfolio of $181.0 million, or 48.0%, to $557.9 million. The average yield on the mortgage loan portfolio increased from 6.99% for the year ended September 30, 1994, to 7.02% for the 1995 year. The average balance of equity lines of credit increased $5.0 million, or 37.8%, to $18.3 million for the year ended September 30, 1995. This increase resulted in an increase in interest income of $720,000. The Bank has determined to place additional emphasis on expanding its portfolio of equity lines of credit, the interest rates on which adjust with the prime rate. An increase in equity lines of credit is intended to enhance the Bank's interest rate spread and its interest rate risk management. Interest income on the mortgage-backed securities portfolio decreased $5.1 million to $1.6 million from the prior year. The average balance of the mortgage-backed securities portfolio decreased $89.4 million, or 81.2%, to $20.7 million. The decrease in the average mortgage-backed securities portfolio was due to the sale of $20.2 million of mortgage-backed securities during fiscal 1995 and the sale of $63.9 million of mortgage-backed securities in the last half of fiscal 1994.

Interest Expense

     Interest expense for the year totaled $28.4 million, an increase of $9.5 million, or 49.9%, from the prior year. Interest expense on deposit accounts increased $3.8 million, or 28.2%, to $17.4 million for the year. The average cost of deposits for the year was 4.02%, an increase from the average cost of 3.16% for the 1994 year. The average deposit base increased $3.4 million, or 0.8%, to $433.2 million for the year ended September 30, 1995. The deposit base continues to be affected by alternative investment products and competition within the Company's market areas. For the year, the Company recorded interest expense on borrowed funds of $10.4 million on an average balance of $171.5 million at an average cost of 6.05%. This compares to interest expense of $4.3 million on an average balance of $87.0 million at an average cost of 4.93% for the year ended 1994. The significant increase in borrowed funds is attributable to the increase in the average mortgage loan portfolio. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $2.7 million, or 35.8%, to $4.9 million for the year ended September 30, 1995 compared to the 1994 year. The average cost of the CMO bonds for the year ended 1995 was 12.87% a decrease from the average cost of 14.27% for the year ended 1994. This decrease was due to adjustments made to the discount on the bonds for changes in the estimated average maturities of the mortgage-backed securities collateralizing the bonds.

Net Interest Income

     Net interest income for the year ended September 30, 1995 decreased $558,000, or 3.1%, to $17.5 million from the comparable 1994 year. Both the average yield on interest-earning assets and the average cost of interest-bearing liabilities increased when comparing 1995 and 1994. The average yield on interest-earning assets increased from 6.60% to 7.02%. The average cost of interest-bearing liabilities increased from 3.62% to 4.67%. This resulted in a net interest rate spread of 2.35% for the year ended September 30, 1995 compared to 2.98% for the year ended September 30, 1994. The average balance of interest-earning assets increased $93.8 million, when comparing 1995 and 1994, and interest-bearing liabilities increased $85.2 million. Both increases in the average balances can be attributed to the growth in the mortgage loan portfolio.

Provision for Loan Losses

     The provision for loan losses increased $60,000 for the year to $185,000. At September 30, 1995, the ratio of non-performing loans to total loans was 0.21% compared to 0.18% at September 30, 1994. The allowance for losses on loans at September 30, 1995 was $2,589,000. The allowance for loan losses represents 0.42% of total loans receivable at September 30, 1995 compared to 0.50% at September 30, 1994. Based on management's evaluation of the loan portfolio, past loan loss experience and known and inherent risks in the portfolio, management believes that the allowance is adequate.

Noninterest Income

     Total noninterest income for the year ended September 30, 1995 was $6.7 million, an increase of $1.7 million from the 1994 year.

     The increase in fees and commissions of $2.1 million is attributable to the origination fees contributed by Preferred from the date of acquisition.

     The Bank sold the shopping center in Orland Park, Illinois, recording a gain on sale of real estate of $299,000 in the fourth quarter of fiscal 1995.

     Other noninterest income decreased $843,000. In fiscal 1995, the Bank wrote-off its equity investment of $381,600 in The RESCORP Companies as compared to equity earnings of $418,400 received from other investments in fiscal 1994.

Noninterest Expense

     Noninterest expense for the year ended September 30, 1995 totaled $16.7 million, an increase of $1.4 million, or 9.1%.

     Compensation and benefits increased $827,000, or 10.0%, to $9.1 million for 1995. The increase was primarily related to the operations of Preferred from the date of acquisition.

     Federal deposit insurance premiums for the year ended September 30, 1995 totaled $985,000, a decrease of $22,000, or 2.2% from the 1994 year.

     All other components of noninterest expense increased $580,000, or 9.6%, to $6.6 million for 1995. This increase is primarily the result of the operations of Preferred from the date of acquisition.

Income Tax Provision

     The provision for income taxes for the year ended September 30, 1995 was $2.9 million. The effective tax rate for the 1995 year was 39.5% compared to 38.8% for the 1994 year.

Average Balance Sheets

      The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and reflects the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances and include non-performing loans. The yields and costs include fees which are considered adjustments to yields.

                                                                                                Year Ended September 30
                                                                     1996                                 1995
                                            --------------------------------------------------------------------------------------
                                                                                 Average                                Average
                                                     Average                     Yield/       Average                   Yield/
(Dollars in thousands)                               Balance       Interest       Cost        Balance     Interest       Cost
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Mortgage loans, net                               $  560,251      $  39,864         7.11%     557,934       39,184        7.02
Equity lines of credit                                33,753          2,798         8.29       18,343        1,678        9.15
Consumer loans                                         7,847            742         9.46       12,066        1,376       11.40
Mortgage-backed securities                             7,309            603         8.25       20,693        1,614        7.80
Interest-bearing deposits                             29,964          1,033         3.45       25,281          901        3.56
Investment securities                                 10,053            661         6.57       20,221        1,191        5.89
----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                        649,177         45,701         7.04      654,538       45,944        7.02
Noninterest-earning assets                            21,253                                   23,035
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                      $  670,430                                  677,573
==================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Savings accounts                                  $  344,780      $  17,543         5.09%     317,834       15,027        4.72
NOW noninterest-bearing accounts                      35,311             --           --       31,423           --          --
NOW interest-bearing accounts                         22,861            364         1.59       22,875          381        1.67
Money market accounts                                 54,521          1,784         3.27       61,045        2,024        3.32
----------------------------------------------------------------------------------------------------------------------------------
Total deposits                                       457,473         19,691         4.30      433,177      17,432         4.02
Funds borrowed:
Borrowed funds                                       136,740          8,846         6.47      171,521      10,382         6.05
Collateralized mortgage obligations                    3,224            430        13.34        4,881         628        12.87
----------------------------------------------------------------------------------------------------------------------------------
Total funds borrowed                                 139,964          9,276         6.63      176,402      11,010         6.24
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                   597,437         28,967         4.85      609,579      28,442         4.67
Other liabilities                                     18,955                                   18,805
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    616,392                                  628,384
Stockholders' equity                                  54,038                                   49,189
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity        $  670,430                                  677,573
----------------------------------------------------------------------------------------------------------------------------------
Net interest income/interest rate spread                          $  16,734         2.19%                  17,502         2.35
----------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
   net interest margin                            $   51,740                        2.58%      44,959                     2.67
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities                         1.09x                                    1.07
----------------------------------------------------------------------------------------------------------------------------------


                                                                                           At September 30
                                                                         1994                   1996
                                              ------------------------------------------------------------------------
                                                                                Average
                                                     Average                    Yield/                      Yield/
(Dollars in thousands)                               Balance      Interest       Cost          Balance       Cost
----------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Mortgage loans, net                                  376,892        26,347        6.99      $  537,174       7.22%
Equity lines of credit                                13,315           958        7.19          48,223       8.04
Consumer loans                                         9,964           952        9.55           5,325       8.29
Mortgage-backed securities                           110,069         6,675        6.06           5,367       8.73
Interest-bearing deposits                             15,782           174        1.10          22,924       5.77
Investment securities                                 34,677         1,922        5.54           9,443       6.58
----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                        560,699        37,028        6.60         628,456       7.24
Noninterest-earning assets                            23,340                                    22,441
----------------------------------------------------------------------------------------------------------------------
Total assets                                         584,039                                $  650,897
======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Savings accounts                                     297,138        11,261        3.79      $  343,554       5.00%
NOW noninterest-bearing accounts                      38,579            --          --          37,207         --
NOW interest-bearing accounts                         22,375           390        1.74          21,356       1.61
Money market accounts                                 71,731         1,946        2.71          50,355       3.29
----------------------------------------------------------------------------------------------------------------------
Total deposits                                       429,823        13,597        3.16         452,472       4.24
Funds borrowed:
Borrowed funds                                        86,996         4,286        4.93         128,949       6.17
Collateralized mortgage obligations                    7,601         1,085       14.27           2,542      12.80
----------------------------------------------------------------------------------------------------------------------
Total funds borrowed                                  94,597         5,371        5.68         131,491       6.30
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                   524,420        18,968        3.62         583,963       4.70
Other liabilities                                     15,648                                    11,463
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                    540,068                                   595,426
Stockholders' equity                                  43,971                                    55,471
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity           584,039                                $  650,897
----------------------------------------------------------------------------------------------------------------------
Net interest income/interest rate spread                            18,060        2.98                       2.54%
----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
   net interest margin                                36,279                      3.22
----------------------------------------------------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities                         1.07
----------------------------------------------------------------------------------------------------------------------

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

                                              Year Ended September 30, 1996                  Year Ended September 30, 1995
                                                       Compared To                                    Compared To
                                              Year Ended September 30, 1995                  Year Ended September 30, 1994
                                       ----------------------------------------------------------------------------------------
                                                   Increase (Decrease)                            Increase (Decrease)
                                                  In Net Interest Income                         In Net Interest Income
                                                          Due To                                         Due To
                                       ----------------------------------------------------------------------------------------
(In thousands)                            Volume           Rate             Net          Volume           Rate             Net
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans, net                   $      167            513             680          12,723            114          12,837
Equity lines of credit                     1,291           (171)          1,120             418            302             720
Consumer loans                              (427)          (207)           (634)            221            203             424
Mortgage-backed securities                (1,099)            88          (1,011)         (6,568)         1,507          (5,061)
Interest-bearing deposits                    161            (29)            132             154            573             727
Investment securities                       (655)           125            (530)           (845)           114            (731)
-------------------------------------------------------------------------------------------------------------------------------
   Total                                    (562)           319            (243)          6,103          2,813           8,916
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Deposits                                   1,008          1,251           2,259             107          3,728           3,835
Funds borrowed                            (2,388)           654          (1,734)          5,062            577           5,639
-------------------------------------------------------------------------------------------------------------------------------
   Total                                  (1,380)         1,905             525           5,169          4,305           9,474
-------------------------------------------------------------------------------------------------------------------------------
Net change in net interest income     $      818         (1,586)           (768)            934         (1,492)           (558)
-------------------------------------------------------------------------------------------------------------------------------

Financial Condition

      At September 30, 1996, total consolidated assets of the Company were $651 million, a decrease of $53 million, or 7.5% from 1995. The decrease in assets is essentially related to the net decrease in loans receivable of $24 million, or 3.8% and the decrease in interest-bearing deposits of $28 million from the prior year.

      The Company's $591 million loan portfolio consists primarily of mortgage loans on residential real estate. Loans held for sale of $17 million at September 30, 1996, represent loans originated for delivery to other lenders by Preferred, or for securitization and sale into the secondary market by the Bank. Equity lines of credit and consumer loans represent $54 million, or 9.1% of the loan portfolio. The Company originated and purchased $542 million in loans during fiscal 1996 offset by sales of $476 million and cash repayments of $90 million.

      Deposits increased $7 million, or 1.6%, to $452 million at September 30, 1996. Collateralized mortgage obligations decreased $2 million, or 41.6%, to $3 million at September 30, 1996, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds. Borrowings decreased by $56 million which was offset by a corresponding decrease in interest-bearing deposits of $28 million.

      Stockholders' equity increased $3.5 million to $55.5 million at September 30, 1996. The increase was due to earnings of $3.1 million, proceeds from the exercise of stock options and the related tax benefit of $0.2 million, and the repayment of the ESOP loan of $0.2 million. On October 18, 1995, the Company declared a 25% stock split effected in the form of a stock dividend and issued 554,932 shares.

Asset/Liability Management

      The Company manages its exposure to interest rate risk by emphasizing the origination and purchase of adjustable-rate mortgage ("ARM") loans. Management believes that by investing in ARM loans, short-term profits are possibly sacrificed compared to yields obtainable through investment in fixed-rate loans, however, the Company's exposure to the risk of interest rate fluctuations is reduced, thereby enhancing long-term profitability. The fixed-rate mortgage loans the Bank originates are securitized and sold into the secondary market, with servicing retained, as part of its operation and interest rate risk management strategy.

      The Bank seeks to lengthen the maturities of its deposits by emphasizing savings certificates with maturities of three months or more. At September 30, 1996, savings certificates with original maturities of three months or more totaled $265 million, or 58.5%, of total deposits. The Bank seeks to reduce its risk of early withdrawals from its longer term savings certificates by requiring early withdrawal penalties on all certificates. The Bank does not actively solicit high-rate jumbo certificates of deposit or brokered funds.

      Matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive by monitoring an institution's interest rate sensitivity gap. An asset or liability is to be considered interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The Company's one-year interest sensitivity gap as a percent of total assets was a negative 10% at September 30, 1996. The Company anticipates that its GAP position, in fiscal 1997, will not exceed the current percentage.

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1996, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Regular savings accounts, NOW accounts and money market accounts, which collectively totaled $151 million at September 30, 1996, were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. The collateralized mortgage obligations were assumed to prepay at the same rate used for the mortgage-backed securities collateralizing these obligations. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.


                                                                             At September 30, 1996
                                                                     More Than        More Than
                                                      1 Year            1 Year          3 Years      More Than
(Dollars in thousands)                               Or Less        To 3 Years       To 5 Years        5 Years           Total
-------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans (1)                                 $   202,480          291,954           23,158         21,062        538,654
Equity lines of credit (1)                              48,223                -                -              -         48,223
Consumer loans (1)                                       2,575              836              461          1,453          5,325
Mortgage-backed securities (2)                           1,100            1,510              980          1,629          5,219
Interest-bearing deposits                               22,924                -                -              -         22,924
Investment securities (2)                                9,446                -                -              -          9,446
-------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                       286,748          294,300           24,599         24,144        629,791

INTEREST-BEARING LIABILITIES:
Regular savings accounts                                13,405           20,361           13,274         31,813         78,853
NOW interest-bearing accounts                            7,902            7,233            1,936          4,285         21,356
Money market accounts                                   39,780            5,540            2,638          2,397         50,355
Certificate accounts                                   181,091           38,107           45,503              -        264,701
Borrowed funds                                         108,949           15,000            5,000              -        128,949
Collateralized mortgage obligations                      1,634              908                -              -          2,542
-------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                  352,761           87,149           68,351         38,495        546,756
-------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                           $   (66,013)         207,151          (43,752)       (14,351)        83,035
-------------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap                $   (66,013)         141,138           97,386         83,035
-------------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
   percentage of total assets                           (10.14)  %        21.68            14.96          12.76
Cumulative net interest-earning assets as a
   percentage of interest-sensitive liabilities          81.29   %       132.08           119.16         115.19
-------------------------------------------------------------------------------------------------------------------------------

(1) For purposes of the gap analysis, mortgage loans, equity lines of credit and consumer loans are not reduced by the allowance for loan losses and are reduced for non-performing loans.

(2) Mortgage-backed and investment securities do not reflect unrealized gains (losses) resulting from the adoption of FASB No. 115.

      (See accompanying notes to consolidated financial statements.)

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

Liquidity

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

      The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's liquidity ratios were 5.6% and 11.3% at September 30, 1996 and 1995, respectively.

      The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At September 30, 1996 and 1995, cash and cash equivalents totaled $29.0 million and $56.3 million, respectively.

      Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments such as federal funds and interest-bearing deposits. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances.

      The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

      Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, provided $15.5 million for the year ended September 30, 1996 and provided $33.7 million for the year ended September 30, 1995.

      Net cash related to investing activities, consisting primarily of principal collections on loans and mortgage-backed securities and proceeds from the sale or maturity of loans, mortgage-backed securities, and investment securities, offset by disbursements for loans originated for investment, purchases of loans, mortgage-backed securities and investment securities, provided $13.8 million and utilized $36.0 million for the years ended September 30, 1996 and 1995, respectively.

      Net cash related to financing activities, consisting primarily of net activity in deposit and escrow accounts, proceeds from FHLB advances, and the repayment of collateralized mortgage obligations, utilized $56.6 million and provided $38.2 million for the years ended September 30, 1996 and 1995, respectively.

      At September 30, 1996, the Company had outstanding commitments to originate and purchase $36.1 million loans. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1996, totaled $181.1 million. Management believes that a significant portion of such deposits will remain with the Company.

Capital Compliance

      The Bank's tangible capital ratio at September 30, 1996, is 7.9%. This exceeds the tangible capital requirement of 1.5% of adjusted assets by $41.2 million. The Bank's leverage capital ratio at September 30, 1996, is 8.1%. This exceeds the leverage capital requirement of 3.0% of adjusted assets by $33.0 million. The Bank's risk-based capital ratio is 13.7% at September 30, 1996. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $22.5 million.

      The Office of Thrift Supervision ("OTS") issued a final rule on August 31, 1993 that adds an interest rate risk component to the risk-based capital requirement for savings institutions. Savings institutions with a greater than normal interest rate exposure must take a deduction from the total capital available to meet their risk-based capital requirement. The deduction is equal to one-half of the difference between the institution's actual measured exposure and the normal level of exposure.

      The institution's actual measured interest rate risk is expressed as the change that occurs in its net portfolio value ("NPV") as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value of its assets. An above normal decline in NPV is one that exceeds two percent of an institution's assets expressed in terms of economic value. The regulation became effective January 1, 1994. Subsequent to the issuance of the final rule on August 31, 1993, the OTS issued a postponement of the interest rate risk requirement. However, if the rule were to be in effect at September 30, 1996, the Bank's capital requirement would have increased by $785,000 under the formula for calculating an interest rate risk component as described above.

Impact of Inflation and Changing Prices

      The Consolidated Financial Statements and the accompanying Notes therein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Lending Activities

General

      The Company's loan portfolio, which totaled $591 million at September 30, 1996, consists primarily of first mortgage loans secured by owner-occupied one-to four-family residences. At September 30, 1996, 82% of total loans receivable consisted of owner-occupied, one-to four-family residential loans, of which 94% were adjustable-rate mortgage loans ("ARMs"). The remaining loans consisted of multi-family residential loans ($25 million), commercial real estate loans ($19 million), construction and land loans ($10 million), equity lines of credit ($48 million) and consumer loans ($5 million), consisting of home equity loans, student loans, personal loans and automobile loans.

One-to Four-Family Mortgage Loans

      The Bank offers a variety of first mortgage loans secured by one-to four-family, primarily owner-occupied, residences, including townhouse and condominium units, located within the Bank's lending area. Fixed-rate conforming mortgage loans are originated or purchased by the Bank to be securitized through FNMA and sold into the secondary market. Adjustable-rate mortgage loans are originated or purchased for the Bank's own portfolio. The Bank generally follows Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for all one-to four-family residential mortgage loans. The Bank's primary source of loan originations is through Preferred. Preferred operates out of four locations in the Chicago area as well as through the Bank's retail offices. Preferred's loan origination staff are commission based employees. They obtain loan referrals from realtors, builders, past customers, as well as through mass media marketing. The Bank has utilized other local wholesale mortgage brokers. The Bank purchases mortgage loans from these brokers at the time of loan closing. The Bank will only purchase residential first mortgage loans that meet the Bank's underwriting standards, which generally follow FNMA and FHLMC guidelines. For the year ended September 30, 1996, one-to four-family mortgage loan originations and purchases totaled $485 million.

      The interest rates at which the Bank offers to grant a mortgage are determined by the secondary market pricing for comparable mortgage-backed securities, local mortgage competition, and the Bank's yield requirements. Upon receipt of a completed loan application from a prospective borrower for a loan secured by one-to four-family residential real estate, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. A current appraisal of the real estate intended to secure the proposed loan is required. It is the Bank's policy to obtain title insurance on all real estate first mortgage loans. Borrowers must also provide a hazard insurance policy at or before closing. Generally, the borrower's monthly mortgage payment will include, in addition to the normal principal and interest payment, escrow funds for the payment of real estate taxes and if required, private mortgage insurance and/or flood insurance. Most mortgage loans originated include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent. It is the Bank's policy to enforce due-on-sale provisions.

      The Bank originates or purchases one-to four-family residential mortgage loans in amounts up to 97% of the appraised value of the secured property. In cases where the loan to value ratio exceeds 80%, the Bank requires private mortgage insurance on the loan. All one-to four-family mortgage loans are reviewed by the Board of Directors' Loan Committee, and all loans in excess of $300,000 are individually reviewed by the Board of Directors prior to issuance of a commitment. All one-to four-family mortgage loans between $200,000 and $300,000 require review and approval by the Senior Management Credit Review Committee.

      In addition to 15 and 30 year fixed-rate mortgage loans which qualify for sale to FNMA or FHLMC, the Bank offers a 7/23 balloon mortgage which also qualifies for sale to FNMA. This loan carries a fixed rate for 7 years and a provision allowing for a conversion to a 23 year fixed-rate loan at the end of the initial 7 year term at the then current interest rate. The Bank also offers fixed-rate jumbo loans which are originated to be sold directly to alternative conduits. The rates quoted for these loans and the underwriting procedures are designed to meet specific investor requirements.

      As previously stated, most ARM loans originated or purchased by the Bank are underwritten according to FNMA standards and held in portfolio. The ARM loans offered include loans that have a first payment adjustment after one, three, or five years. The ARM interest rates offered are determined by secondary market pricing, competitive conditions and the Bank's yield requirements. One year ARMs are underwritten based on the initial rate, as well as the fully indexed rate after the first adjustment period in order to minimize default risk. Generally, the one year ARMs have an annual interest rate cap of 2% and a maximum increase of 6% over the life of the loan. These adjustments are based on the one year Treasury index. The three and five year ARMs are underwritten based upon the initial rate which approximates a fully indexed rate. The three and five year ARMs carry a fixed rate for the first three or five years and adjusts annually thereafter in the same manner as the one year ARM. The Bank also offers a three/three ARM which adjusts every three years based upon the three year Treasury index and has a 2% maximum rate adjustment and a 6% maximum rate increase over the life of the loan. As compared to fixed-rate loans, ARM loans generally pose different risks. In a rising interest rate environment, the underlying loan payment rises, which increases the potential for default by the borrower. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a decreasing rate environment, mortgagors tend to refinance into fixed-rate loans.

Mortgage Banking Program

      The mortgage banking activities of the Bank are performed in conjunction with the origination and purchase of conforming fixed-rate mortgage loans which are securitized through FNMA for sale into the secondary market, generally with servicing retained. The servicing fee income is generally .25% of the total loan balances serviced.

      The Bank's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Bank engages in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Bank's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified price and at a specified future date. The loans securitized through FNMA are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Bank that, if the Bank is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price.

      The mortgage banking activities of Preferred consist of originating mortgage loans for correspondent lenders. Preferred presents loan applications to these lenders to be underwritten and accepted by issuing a funding commitment. The loans are closed in the name of Preferred, utilizing warehouse loans to provide funding. Upon payment by the correspondent lenders for the funded loan and a servicing fee, the loan is transferred and the warehouse loan is repaid.

Multi-Family, Commercial Real Estate and Construction Lending

      At September 30, 1996 multi-family loans represent 4% of total loans receivable. Multi-family residential mortgage loans are offered under the Bank's ARM or balloon programs with initial rate periods of one, three and five years. Multi-family residential mortgage loans are made for terms to maturity of up to 30 years, carry a loan-to-value ratio of approximately 75% and require a positive net operating income to debt service ratio. Loans secured by multi-family properties are qualified on the basis of rental income generated by the property. At September 30, 1996 commercial real estate loans represent 3% of total loans receivable.

      The Bank has a construction loan program which combines the construction loan and the mortgage loan in one closing. As part of this program, the Bank also handles inspections for the customer and offers single or multiple payout options. Generally, the Bank does not make loans on unimproved vacant property or for the purpose of land acquisition and development. The Bank does, however, offer three and five year balloon mortgages on improved single family lots which are expected to result in an end loan origination under one of the Bank's loan programs.

Equity Lines of Credit and Consumer Loans

      The Bank originates home equity loans secured by one-to four-family residences in its primary market area. The Bank's underwriting procedures for these loans include a review of the completed loan application, satisfactory credit report and verification of stated income and other financial information. An appraisal of the property securing the equity loan is required. Title insurance is obtained on equity loans over $100,000. For equity loans that are less than $100,000, the title is verified by a title search and a second lien position is secured. The Bank currently originates two types of equity loans. One is a home equity line of credit, which is originated for loan amounts ranging from $2,500 to $300,000 not to exceed 80% of the property's current appraised value less all existing liens. These loans carry a variable interest rate which adjusts monthly based upon the prime rate, as published in the
Wall Street Journal. The loan term is seven years and the majority of these
-------------------
loans require interest only payments with the full outstanding principal balance due at the maturity of the loan. The Bank also grants fixed-rate home equity loans for loan amounts up to $200,000, not to exceed 80% of the current appraised value of the related property less all existing liens.

      The Bank offers automobile financing to customers within its market areas. Credit is offered to qualified borrowers for loan amounts up to 80% of the market value of the automobile at competitive rates with terms ranging from 30 to 60 months, depending on the age of the car. The Bank does not engage in any automobile dealer financing.

      The Bank also offers other types of consumer loans, including overdraft protection and student loans. Existing checking account customers at the Bank can qualify for up to $2,400 overdraft protection. The Bank offers student loans under the Illinois Guaranty Loan Program ("IGLP"). These loans are made to students in amounts up to a maximum of $4,000 per year to undergraduates and $7,500 per year to graduate students.

      Short-term, fully collateralized loans are also extended to customers. These loans generally have a variable interest rate tied to the prime rate, as published in the Wall Street Journal, for 90 - 360 day terms and are secured by
                 -------------------
collateral including stocks, bonds, real estate, or deposit accounts at the Bank.

Environmental Issues

      The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for the costs of cleaning up hazardous materials found on security property. Although environmental risks are usually associated with industrial and commercial loans, risks may be substantial for residential lenders like the Company if environmental contamination makes security property unsuitable for use. This could also have an effect on nearby property values. In accordance with FNMA and FHLMC guidelines, appraisals for single-family residences on which the Company lends include comment on environmental influences. The Company attempts to control risk by training its appraisers and underwriters to be cognizant of signs indicative of environmental hazards. No assurance can be given, however, that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforeseen environmental risks.

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.

                                                                  At September 30
                                      -----------------------------------------------------------------------
                                              1996                     1995                     1994
                                      -----------------------------------------------------------------------
                                                  Percent                   Percent                  Percent
                                                       of                        of                       of
                                       Amount       Total       Amount        Total       Amount       Total
                                      --------    --------     ---------    --------     --------    --------
                                                               (Dollars in thousands)
Mortgage loans:
 One-to four-family                  $ 487,041     81.86%       535,530      86.51        462,444     83.61
 Multi-family                           25,217      4.24         25,538       4.13         29,286      5.30
 Commercial real estate                 19,156      3.22         16,193       2.62         18,808      3.40
 Construction                            7,418      1.25          6,870       1.11         13,484      2.44
 Land                                    2,579      0.43          1,642       0.26          1,316      0.24
                                      --------    --------     ---------    --------     --------    --------
   Total mortgage loans                541,411     91.00        585,773      94.63        525,338     94.99
Equity lines of credit                  48,223      8.11         21,441       3.46         15,642      2.82
Consumer loans                           5,325      0.89         11,810       1.91         12,087      2.19
                                      --------    --------     ---------    --------     --------    --------
   Total loans receivable              594,959    100.00%       619,024     100.00        553,067    100.00
                                                  ======                    ======                   ======
Add (deduct):
 Loans in process                       (4,053)                  (4,266)                   (8,304)
 Unearned discounts and deferred
  loan (fees) costs                      2,228                    2,202                     2,269
 Allowance for loan losses              (2,412)                  (2,589)                   (2,748)
                                      --------                 ---------                 --------
 Loans receivable, net               $ 590,722                  614,371                   544,284
                                      ========                 =========                 ========
                                                      At September 30
                                      ----------------------------------------------
                                              1993                     1992
                                      ----------------------------------------------
                                                  Percent                   Percent
                                                       of                        of
                                       Amount       Total       Amount        Total
                                      ---------   --------     ---------    --------
                                                  (Dollars in thousands)
Mortgage loans:
 One-to four-family                  $ 232,485     78.20        180,421      75.98
 Multi-family                           21,697      7.30         21,132       8.90
 Commercial real estate                 19,377      6.51         16,988       7.15
 Construction                            8,177      2.75          4,736       1.99
 Land                                      175      0.06             93       0.04
                                      ---------   --------     ---------    -------
   Total mortgage loans                281,911     94.82        223,370      94.06
Equity lines of credit                  10,677      3.59          5,841       2.46
Consumer loans                           4,716      1.59          8,259       3.48
                                      ---------   --------     ---------    -------
   Total loans receivable              297,304    100.00        237,470     100.00
                                                  ========                  =======
Add (deduct):
 Loans in process                       (8,404)                  (3,457)
 Unearned discounts and deferred
  loan (fees) costs                         29                     (870)
 Allowance for loan losses              (2,656)                  (2,376)
                                      ---------                ---------
 Loans receivable, net                 286,273                  230,767
                                      =========                =========

      The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the periods indicated:

                                                                        Year Ended September 30
                                                            --------------------------------------------
                                                                1996              1995             1994
                                                            ---------       -----------      -----------
                                                                           (In thousands)
Total loans receivable:
  At beginning of year                                   $   619,024           553,067          297,304
  Mortgage loans originated:
   One-to four-family                                        479,332           168,469          144,504
   Multi-family                                                4,103               353            5,717
   Commercial real estate                                      4,762               250            1,550
   Construction                                               18,095            15,976           25,418
   Land                                                        1,355               545              859
                                                           ----------       -----------      -----------
     Total mortgage loans originated                         507,647           185,593          178,048
  Mortgage loans purchased:
   One-to four-family                                          5,736            63,233          193,840
   Multi-family                                                    -               423            3,554
   Land                                                            -               280              510
                                                           ----------       -----------      -----------
     Total mortgage loans purchased                            5,736            63,936          197,904

  Equity lines of credit                                      26,782             5,799           16,478
  Consumer loans originated                                    2,215             2,793           10,988
                                                           ----------       -----------      -----------
     Total loans originated and purchased                    542,380           258,121          403,418

  Mortgage loans acquired, purchase of business                    -            15,243                -
  Transfer of mortgage loans to foreclosed real estate          (353)                -                -
  Principal repayments                                       (90,429)          (64,142)         (85,405)
  Sales of loans                                            (475,663)         (143,265)         (62,250)
                                                           ----------       -----------      -----------
  At end of year                                         $   594,959           619,024          553,067
                                                           ==========       ===========      ===========

Loan Maturity and Repricing

      The following table shows the scheduled principal amortization of the Company's mortgage loan portfolio at September 30, 1996. Loans that have adjustable rates are amortized using the current interest rate. The table does not include prepayments.

                                                                     At September 30, 1996
                                         -----------------------------------------------------------------------------
                                                One-to                                                        Total
                                                 Four-        Multi-        Commercial        Land and        Loans
                                                Family        Family       Real Estate    Construction   Receivable
                                         -----------------------------------------------------------------------------
                                                                       (In thousands)
Mortgage loans:
Amounts due:
   Within one year                    $         6,707         2,000               286             876        9,869
   After one year:
      One to five years                        31,582         6,945             1,411           2,243       42,181
      Over five years                         431,768        16,272            17,459           6,878      472,377
                                         --------------  ------------  ----------------  --------------  -----------
Total due after one year                      463,350        23,217            18,870           9,121      514,558
                                         --------------  ------------  ----------------  --------------  -----------
Total mortgage loans held
   for investment                     $       470,057        25,217            19,156           9,997      524,427
                                         --------------  ------------  ----------------  --------------
Mortgage loans held for sale                                                                                16,984
Equity lines of credit                                                                                      48,223
Consumer loans                                                                                               5,325
                                                                                                         -----------
Total loans receivable                                                                                     594,959

Add (deduct):
Loans in process                                                                                            (4,053)
Unearned discounts and deferred loan costs                                                                   2,228
Allowance for loan losses                                                                                   (2,412)
                                                                                                         ------------
Loans receivable, net                                                                                    $ 590,722
                                                                                                         ------------

      The following table sets forth, at September 30, 1996, the dollar amount of mortgage loans due after September 30, 1997, and indicates whether such loans have fixed interest rates or adjustable interest rates.

                                                           Due or Repricing after September 30, 1997
                                         ----------------------------------------------------------------------
                                                       Fixed              Adjustable                 Total
                                         ----------------------  ----------------------- ---------------------
                                                                      (In thousands)
One-to four-family                    $               21,239                 442,111               463,350
Multi-family                                          15,080                   8,137                23,217
Commercial real estate                                16,567                   2,303                18,870
Construction and land                                  1,478                   7,643                 9,121
                                         ---------------------   ---------------------   -------------------
Total mortgage loans                  $               54,364                 460,194               514,558
                                         ---------------------   ---------------------   -------------------

Delinquencies and Classified Assets

Delinquent and Impaired Loans

      Delinquencies on all loans are reviewed monthly by the Board of Directors. Procedures taken with respect to delinquent loans differ depending on whether the loan is serviced by the Bank or serviced by others.

      The Bank's collection procedures with respect to loans serviced by the Bank include sending a past due notice to the borrower on the seventeenth day of nonpayment, making telephone contact with the borrower, sending a second late notice on the twenty-third day of nonpayment and a letter on the last day of the month. A notice of intent to foreclose is sent on the forty-fifth day of delinquency. When the borrower is contacted, the Bank attempts to obtain full payment of the amount past due. However, the Bank generally will seek to reach agreement with the borrower on a forbearance plan to avoid foreclosure.

      With respect to loans serviced by others, of which the Bank had $1.8 million at September 30, 1996, the Bank obtains monthly reports from the loan servicers. The Bank contacts the servicer with respect to any loan that becomes delinquent 60 days or more to review collection efforts. The Bank reviews the servicer's recommendation regarding foreclosure when a loan is between 60 and 90 days delinquent and instructs the servicer to proceed in accordance with the Bank's instructions.

      The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective October 1, 1995. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Substantially all of the Company's lending is excluded from the provisions of SFAS No. 114 and SFAS No.
118. Of the remaining loans which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at September 30, 1996 nor during the year ended September 30, 1996, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

      It is the policy of the Bank to discontinue the accrual of interest on any loan that is 90 days or more past due. The Bank historically has not incurred any significant losses on one-to four-family residential mortgage loans and typically has not incurred losses on the disposition of foreclosed one-to four-family residential properties.

      Set forth below is certain information regarding delinquent loans at September 30, 1996, 1995 and 1994.

                                          At September 30, 1996                              At September 30, 1995
                           ---------------------------------------------------------------------------------------------------------

                                 60-89 Days               90 Days or More              60-89 Days              90 Days or More
                           ------------------------ ---------------------------- ------------------------  -------------------------

                           Number        Principal    Number        Principal      Number      Principal     Number      Principal
                             of           Balance       of           Balance        of          Balance        of         Balance
                           Loans         of Loans     Loans         of Loans       Loans       of Loans      Loans       of Loans
                           ----------  ------------ ------------   ------------  ---------- -------------- ----------  -------------

                                          (Dollars in thousands)                                (Dollars in thousands)
 One-to four-family             9      $  1,029            8       $    932          15     $    1,765           9      $  1,237
 Equity lines of credit         -             -            -              -           1             41           -             -
 Consumer loans                 1             1            -              -          17             42          22            63
                           ----------  ------------ ------------   ------------  ---------- -------------- -----------  ------------

    Total loans                10         1,030            8       $    932          33          1,848          31         1,300
                           ----------  ------------ ------------   ------------  ---------- -------------- -----------  ------------

 Delinquent loans to total
 loans                                     0.17%                       0.15%                      0.30%                     0.21%
                                       ------------                ------------             --------------              ------------


                                          At September 30, 1994
                           -----------------------------------------------------
                                 60-89 Days               90 Days or More
                           ------------------------ ----------------------------
                             Number     Principal        Number       Principal
                               of       Balance           of          Balance
                             Loans      of Loans         Loans        of Loans
                           ---------- ------------  -----------   -------------
                                          (Dollars in thousands)
 One-to four-family            11      $   503            4       $     491
 Construction                   2           55            -               -
 Commercial real estate         -            -            1             442
                           ----------  -----------  -----------   -------------
    Total mortgage loans       13          558            5             933
 Consumer loans                 7           29           22              66
                           ----------  -----------  -----------   -------------
    Total loans                20          587           27       $     999
                           ----------  -----------  -----------   -------------
 Delinquent loans to total
 loans                                    0.11%                        0.18%
                                       -----------                -------------

      The following table sets forth information as to non-accrual loans as well as to other non-performing assets, at the dates indicated. The Bank discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed.

                                                                           At September 30
                                            -------------------------------------------------------------------------------
                                                 1996             1995            1994            1993             1992
                                            -------------   --------------   -------------   -------------    -------------
                                                                        (Dollars in thousands)
Non-accrual mortgage loans
   90 days or more past due              $        932            1,237             933             869            1,443
Non-accrual consumer loans
   90 days or more past due                         -               63              66              90               90
                                            -------------   --------------   -------------   -------------    -------------
      Total non-performing loans                  932            1,300             999             959            1,533
Total foreclosed real estate                      207                -   (3)     4,447           4,629    (2)    11,339
                                            -------------   --------------   -------------   -------------    -------------
      Total non-performing assets (1)    $      1,139            1,300           5,446           5,588           12,872
                                            -------------   --------------   -------------   -------------    -------------

Total non-performing loans to
   total loans                                   0.15   %         0.21            0.18            0.32             0.65
                                            -------------   --------------   -------------   -------------    -------------

Total non-performing assets to
   total assets                                  0.17   %         0.18            0.85            1.04             2.50
                                            -------------   --------------   -------------   -------------    -------------

(1) The real estate assets held for years 1992 through 1995 by the Bank's subsidiary, Grant Square Service Corporation, consist of real estate held (and acquired) for development and sale and are not included in non-performing assets and would not be so included if such assets were to be owned directly by the Bank. The real estate assets held by Grant Square Service Corporation were sold in fiscal 1996.
(2) The reduction in foreclosed real estate primarily relates to the sale of a shopping center in Lisle, Illinois which was acquired by the Bank in settlement of a non-performing loan on June 3, 1992.
(3) The reduction in foreclosed real estate relates to the sale of a shopping center in Orland Park, Illinois which was acquired by the Bank in settlement of a non-performing loan on January 5, 1992.

      For the fiscal year ended September 30, 1996, the interest that would have been included in income if the non-performing loans had been current in accordance with their terms, is $60,646. During this same period, interest recorded on non-performing loans totaled $27,925.

Classified Assets

      Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," "highly questionable and improbable," on the basis of currently existing facts, conditions and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

      When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can require the establishment of additional general or specific loss allowances. The Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

      As of September 30, 1996, the Bank had total classified assets of $207,000, all of which were classified "substandard," and consisted of foreclosed single family residential loans (real estate owned).

Allowance for Loan Losses

      Management employs a systematic methodology to conduct its periodic evaluation of the adequacy of the allowance based upon the Bank's past loss loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current and prospective economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans receivable.

      The following table sets forth certain information regarding the Company's allowance for loan losses at the dates indicated.

                                                                       For the Year Ended September 30
                                                -------------------------------------------------------------------------------
                                                      1996             1995            1994             1993           1992
                                                --------------  ---------------  --------------  ---------------  -------------
                                                                            (Dollars in thousands)
Balance at beginning of year                 $       2,589            2,748           2,656            2,376          2,376
Provision for loan losses                               50              185             125              300             15
Charge-offs:
   Mortgage loans:
      One-to four-family                                 -                -               -                -            (15)
      Commercial real estate                           (71)             (77)              -              (20)             -
   Commercial loans                                      -              (50)              -                -              -
   Consumer loans:
      Credit cards                                    (166)            (229)            (33)               -              -
      Auto loans                                        (9)               -               -                -              -
Recoveries:
   Consumer loans:
      Credit cards                                      17               12               -                -              -
      Auto loans                                         2                -               -                -              -
                                                --------------  ---------------  --------------  ---------------  -------------
Balance at end of year                       $       2,412            2,589           2,748            2,656          2,376
                                                --------------  ---------------  --------------  ---------------  -------------


Ratio of charge-offs during the year to
   average loans outstanding during the year          0.04   %         0.06            0.01             0.01           0.01
Ratio of allowance for loan losses to net
   loans receivable at end of year                    0.41   %         0.42            0.51             0.93           1.03
Ratio of allowance for loan losses to non-
   performing loans at end of year                  258.80   %       199.15          275.08           276.96         154.99

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                              September 30, 1996              September 30, 1995             September 30, 1994
                                      -------------------------------     ---------------------------    --------------------------
                                                        % of Loans                      % of Loans                     % of Loans
                                                       in Category                     in Category                    in Category
                                                          to Total                        to Total                       to Total
                                                       Outstanding                     Outstanding                    Outstanding
                                            Amount           Loans          Amount           Loans        Amount            Loans
                                      --------------- ---------------     -----------  --------------    ----------   --------------

                                                                           (Dollars in thousands)
Mortgage loans:
   One-to four-family               $          25           81.86   %   $      25           86.51   %   $     25           83.61%
   Multi-family                               525            4.24             525            4.13            525            5.30
Consumer loans                                  -               -             213            1.91            268            2.19
Unallocated                                 1,862               -           1,826               -          1,930               -
                                      --------------- ---------------     -----------  --------------    ----------   ------------
Total allowance for loan losses     $       2,412          100.00   %   $   2,589          100.00   %   $  2,748          100.00%
                                      --------------- ---------------     -----------  --------------    ----------   ------------

                                            September 30, 1993                 September 30, 1992
                                      -------------------------------     -------------------------------
                                                        % of Loans                          % of Loans
                                                       in Category                         in Category
                                                         to Total                            to Total
                                                       Outstanding                         Outstanding
                                            Amount           Loans          Amount               Loans
                                      --------------- ---------------     -----------  ------------------
                                                             (Dollars in thousands)
Mortgage loans:
   One-to four-family              $           25           78.20   %   $      25               75.98   %
   Multi-family                               525            7.30             525                8.90
Unallocated                                 2,106               -           1,826                   -
                                      --------------- ---------------     -----------  ------------------
Total allowance for loan losses    $        2,656          100.00   %   $   2,376              100.00   %
                                      --------------- ---------------     -----------  ------------------

Investment Activities

      The investment policy of the Company, as established by the Board of Directors and implemented by the asset/liability committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk and to compliment the Company's lending activities. Federally chartered savings institutions such as the Bank have the authority to invest in various types of liquid assets including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a proportion of their assets in commercial paper, corporate debt securities and asset-backed securities. The Company's current policy does not allow the institution to engage in interest rate swaps or joint ventures or to invest in non-investment grade bonds or high-risk mortgage derivatives. The Company's investment policy does, however, allow for the use of mortgage-backed security short sales in hedging the amount of loans in the Bank's mortgage pipeline. These short sales, in effect, are forward commitments to sell mortgage-backed securities similar to those the Bank will deliver into the secondary market upon securitization of the loans it originates or purchases. At September 30, 1996, the Bank had no commitments to sell FNMA mortgage-backed securities.

      The following table sets forth certain information regarding the fair and carrying values of the Company's investment portfolios at the dates indicated:

                                                                             At September 30

                                                --------------------------------------------------------------------------
                                                    1996                1995                          1994
                                                ---------------    ----------------    -----------------------------------
                                                        Fair               Fair            Carrying                Fair
                                                       Value              Value               Value               Value
                                               ----------------    ---------------     ---------------    ----------------
                                                                                (In thousands)
Interest-bearing deposits:
FHLB daily investment                       $        22,924             50,845              13,122              13,122

Investment securities:
U.S. Treasury notes                         $             -                  -              19,937              19,896
Federal Home Loan Bank note, due 1997                 1,998   (1)        1,998   (1)         2,005               1,990
Dreyfus Treasury Prime Cash Management                    -                  -                 792                 792
                                               ----------------    ---------------     ---------------    ----------------
Total investment securities                 $         1,998              1,998              22,734              22,678
                                               ----------------    ---------------     ---------------    ----------------


Mortgage-backed securities:

Federal Home Loan Mortgage Corporation      $           460   (1)          782   (1)        20,493              20,238
Federal National Mortgage Association:
   Held for investment                                    -                  -               7,257               7,214
   Available for sale                                 4,907   (1)        6,365   (1)         2,951               2,951
                                               ----------------    ---------------     ---------------    ----------------
Total mortgage-backed securities            $         5,367              7,147              30,701              30,403
                                               ----------------    ---------------     ---------------    ----------------

(1) For the years 1996 and 1995, fair value equals carrying value.

The table below sets forth certain information regarding the Company's investment securities at September 30, 1996.

Investment Securities:                                                  At September 30, 1996
-------------------------------------------        ---------------------------------------------------------
                                                                                                Weighted
                                                                 Fair                            Average
Maturity Period                                                 Value                              Yield
--------------------------------------------        ---------------------------------------------------------
                                                                            (Dollars in thousands)
Less than one year                               $             1,998                               5.97   %
                                                    --------------------
Total investment securities                      $             1,998
                                                    --------------------

Average remaining years to maturity                              1.0
                                                    --------------------

Mortgage-Backed Securities:                                             At September 30, 1996
--------------------------------------------       ----------------------------------------------------------
                                                                                                Weighted
                                                                 Fair                            Average
Maturity Period                                                 Value                              Yield
--------------------------------------------       ----------------------------------------------------------
                                                                           (Dollars in thousands)
One to five years                               $                407                              11.34   %
Five to ten years                                                130                               9.25
More than ten years                                            4,830                               8.51
                                                   ---------------------
Total mortgage-backed securities                $              5,367                               8.73
                                                   ---------------------
Average remaining years to maturity                             10.6
                                                   ---------------------

Sources of Funds

General

   Deposits, loan and mortgage-backed securities repayments, sales of loans and FHLB advances are the primary source of the Company's funds for use in lending, investing and for other general purposes.

Deposits

   The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of fixed-term certificates, regular savings, money market, individual retirement accounts, and NOW (checking) accounts. In addition, the Bank offers commercial checking accounts. The flow of deposits is influenced significantly by general economic conditions, the Bank's pricing policies, changes in money market and prevailing interest rates, and competition. The Bank's deposits are typically obtained from the area in which its offices are located. The Bank relies primarily on customer service and long standing relationships with customers to attract and retain these deposits. The Bank has never used brokered deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank; however, when such deposits are made to the Bank, a market rate of interest is paid.

   The Bank seeks to attract and retain stable core deposits through the services it offers customers, such as by providing extended hours, both early and late, at its offices and walk-up/drive-up facilities. In addition, customers can access their accounts through an ATM network throughout the metropolitan Chicago area and on a nationwide basis and through a 24-hour telephone banking system. When pricing deposits, consideration is given to local competition, market conditions and the need for funds. Management's strategy has been to price its deposit rates at the median of the rates paid for deposits in its respective markets.

   The following table presents the deposit activity of the Bank for the periods indicated:

                                                                Year Ended September 30
                                             ---------------------------------------------------------
                                                     1996                    1995               1994
                                             --------------       -----------------     --------------
                                                                   (In thousands)
Deposits                                    $   1,966,050               1,593,336          1,811,827
Withdrawals                                    (1,976,850)             (1,583,172)        (1,842,693)
                                             --------------       -----------------     --------------
Net deposits (withdrawals)                        (10,800)                 10,164            (30,866)
Interest credited on deposits                      17,767                  15,905             12,670
                                             --------------       -----------------     --------------
Total increase (decrease) in deposits       $       6,967                  26,069            (18,196)
                                             ==============       =================     ==============


      At September 30, 1996, the Bank had outstanding $44.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                            Amount
                                                       -----------------
                                                       (In thousands)
Maturity Period
----------------
Three months or less                                  $          12,692
Over three through six months                                     8,603
Over six through twelve months                                    8,979
Over twelve months                                               14,482
                                                       -----------------
   Total                                              $          44,756
                                                       =================

The following table sets forth the distribution of the Bank's average deposit accounts and the average interest rates paid on each category of deposits presented for the years indicated:

                                                              For The Year Ended September 30
                              ---------------------------------------------------------------------------------------------------
                                             1996                              1995                             1994
                              ---------------------------------------------------------------------------------------------------
                                                      Average                           Average                          Average
                                           Percent   Interest                Percent   Interest               Percent   Interest
                                Average   of Total       Rate    Average    of Total       Rate    Average   of Total       Rate
                                Balance   Deposits       Paid    Balance    Deposits       Paid    Balance   Deposits       Paid
                              ---------- ---------- ---------- ----------  ---------- ---------- ---------- ---------- ----------
                                                                     (Dollars in thousands)
Demand accounts:
  NOW noninterest-bearing     $  35,311       7.72%         -%    31,423        7.25          -     38,579       8.97          -
  NOW interest-bearing           22,861       5.00       1.59     22,875        5.28       1.67     22,375       5.21       1.74
  Regular savings                82,177      17.96       2.55     88,081       20.34       2.76     97,494      22.68       2.64
  Money market                   54,521      11.92       3.27     61,045       14.09       3.32     71,731      16.69       2.71
                              ---------- ----------            ----------  ----------            ---------- ----------

  Total                         194,870      42.60       2.18    203,424       46.96       2.38    230,179      53.55       2.13
                              ---------- ----------            ----------  ----------            ---------- ----------

Certificate accounts:

  Three months plus               3,995       0.87       4.87      3,984        0.92       4.53      4,383       1.02       3.03
  Six months plus                69,774      15.25       5.58     51,735       11.94       5.33     40,696       9.47       3.25
  One year plus                  64,350      14.07       5.99     54,543       12.60       5.42     41,054       9.55       3.49
  Two year plus                  11,488       2.51       5.40     15,329        3.54       4.49     18,002       4.19       4.27
  Three year plus                 3,431       0.75       5.02      3,962        0.91       4.84      4,657       1.08       5.27
  Four year plus                  1,422       0.31       5.24      1,463        0.34       5.32      1,485       0.34       5.76
  Five year plus                 63,578      13.90       6.38     57,573       13.29       6.40     49,029      11.41       6.39
  Jumbo                          19,661       4.30       5.89     12,793        2.95       5.84      3,945       0.92       4.02
  Retirement and other           24,904       5.44       5.71     28,371        6.55       4.64     36,393       8.47       3.87
                              ---------- ----------            ----------  ----------            ---------- ----------

  Total                         262,603      57.40       5.88    229,753       53.04       5.48    199,644      46.45       4.35
                              ---------- ----------            ----------  ----------            ---------- ----------

Total deposits                  457,473     100.00%      4.30%   433,177      100.00       4.02    429,823     100.00       3.16
                              ========== ==========            ==========  ==========            ========== ==========

      The following table presents, by various rate categories, the amount of certificate accounts outstanding at September 30, 1996, 1995 and 1994 and the periods to maturity of the certificate accounts outstanding at September 30, 1996.

                                                                                        Period to Maturity
                                       At September 30                               from September 30, 1996
                          -----------------------------------------  ----------------------------------------------------
                                                                        Within         One to
                               1996           1995         1994       One Year    Three Years     Thereafter        Total
                          ------------    -----------   -----------  -----------  ------------    -----------   ---------
                                                                    (In thousands)
Certificate accounts:
   3.00% to 3.99%        $          -          6,218        67,752            -             -              -           -
   4.00% to 4.99%               6,360         15,361        62,582        5,881           479              -       6,360
   5.00% to 5.99%             182,958        104,439        46,559      144,095        29,927          8,936     182,958
   6.00% to 6.99%              56,607        100,578        15,133       31,039         7,635         17,933      56,607
   7.00% to 7.99%              18,682         26,595        11,255           13            35         18,634      18,682
   8.00% to 8.99%                  94            171         2,004           63            31              -          94
                          ------------    -----------   -----------  -----------  ------------    -----------   ---------
      Total              $    264,701        253,362       205,285      181,091        38,107         45,503     264,701
                          ============    ===========   ===========  ===========  ============    ===========   =========

Borrowings and Collateralized Mortgage Obligations

      Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB-Chicago.

      The Bank obtains advances from the FHLB-Chicago upon the security of its capital stock in the FHLB-Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-Chicago. The maximum amount of FHLB-Chicago advances to a member institution generally is reduced by borrowings from any other source. At September 30, 1996, the Bank's FHLB-Chicago advances totaled $129 million.

      The CMOs outstanding at September 30, 1996 were issued through a limited-purpose finance subsidiary in 1985. The CMOs are securitized by mortgage-backed securities that are pledged to an unaffiliated commercial bank as trustee. The original issuance of CMOs aggregated $65.9 million and the Bank received cash of $59.4 million. The outstanding aggregate balance of the CMOs at September 30, 1996 was $3 million and the book value of the mortgage-backed securities collateralizing the CMOs was $5 million. The CMOs were originally issued in two series, each originally having four tranches, the fourth being a zero coupon tranche. At September 30, 1996 the first three tranches of both Series have prepaid. The original maturity of the bond issue was structured over 26 years. The estimated remaining life of the CMOs as of September 30, 1996 was 2 years. The funds derived from issuance of the CMOs were used to repay FHLB advances and to fund the Bank's lending activities in 1985 and 1986.

      In connection with the initial public offering, the Bank established a leveraged Employee Stock Ownership Plan ("ESOP"). The ESOP was funded by the proceeds from a $1.2 million loan from an unaffiliated third party lender at a rate of prime and one half of one percent, maturing June 30, 1999. The loan is secured by shares of the Company purchased with the proceeds of the loan. On August 29, 1996, the loan from the unaffiliated third party lender was repaid by the Bank from proceeds borrowed from the Company. The terms of the loan agreement between the Bank and the Company are unchanged from that of the original loan agreement with the unaffiliated third party lender. The Bank remains committed to make contributions to the ESOP sufficient to allow the ESOP to fund its debt service requirements on the loan.

      Preferred utilizes warehouse lines of credit obtained from the Bank and various outside lenders to fund their mortgage banking activities. These lines of credit are collateralized by mortgages originated for sale, but not yet delivered, to correspondent lenders. During fiscal 1996, the warehouse lines of credit obtained from outside lenders were repaid and all funding of Preferred's mortgage banking operations remains with the Bank.

      The following table sets forth certain information regarding borrowings and collateralized mortgage obligations at or for the dates indicated:


                                                                       At or For the Year Ended September 30
                                                             --------------------------------------------------------
                                                                   1996                   1995                 1994
                                                             ------------           ------------         ------------
                                                                              (Dollars in thousands)
FHLB-Chicago advances:
   Average balance outstanding                              $   134,235                166,353               86,076
   Maximum amount outstanding at any
      month-end during the year                             $   148,900                184,300              160,000
   Balance outstanding at end of year                       $   128,900                162,700              160,000
   Weighted average interest rate during the year (1)              6.42%                  6.02                 4.90
   Weighted average interest rate at end of year                   6.17%                  6.25                 5.38

Collateralized mortgage obligations:
   Average balance outstanding                              $     3,224                  4,881                7,601
   Maximum amount outstanding at any
      month-end during the year                             $     3,962                  5,558                9,687
   Balance outstanding at end of year                       $     2,542                  4,353                6,063
   Weighted average interest rate during the year (1)             13.34%                 12.87                14.27
   Weighted average interest rate at end of year                  12.80%                 13.16                12.99

Debt of Employee Stock Ownership Plan:
   Average balance outstanding                              $       575                    750                  920
   Maximum amount outstanding at any
      month-end during the year                             $       643                    814                  986
   Balance outstanding at end of year                       $         -                    686                  857
   Weighted average interest rate during the year (1)              9.11%                  9.30                 7.19
   Weighted average interest rate at end of year                      -%                  9.25                 8.25

Warehouse lines of credit:
   Average balance outstanding                              $     1,930                  4,418                    -
   Maximum amount outstanding at any
      month-end during the year                             $    15,320                 24,069                    -
   Balance outstanding at end of year                       $         -                 21,953                    -
   Weighted average interest rate during the year (1)              9.12%                  6.88                    -
   Weighted average interest rate at end of year                      -%                  8.54                    -
---------------------------------------------------------------------------------------------------------------------

(1) Computed on the basis of daily balances.

Subsidiaries

      The following is a description of the Bank's subsidiaries.

      Grant Square Service Corporation ("GSSC") was a wholly-owned subsidiary of the Bank. The remaining real estate investments were sold in fiscal 1996 and the corporation was dissolved.

      Hinsdale Insurance Services, Inc., a wholly-owned subsidiary of the Bank, provides full service insurance services including life, health, accident, automobile, property insurance and annuities. These insurance products are offered to customers of the Bank and consumers in the Bank's respective markets.

      NASCOR II Corporation is a limited-purpose finance subsidiary of the Bank that was established in 1985 through which the CMOs were issued. The CMOs are secured by mortgage-backed securities pledged to an independent trustee. The outstanding aggregate balance of the CMOs at September 30, 1996 was $3 million, and the book value of the mortgage-backed securities collateralizing the CMOs was $5 million. The funds derived from issuance of the CMOs were used to repay FHLB advances and to fund the Bank's lending activities in 1985 and 1986. Upon repayment of the CMO bonds, NASCOR II Corporation will have served its limited-purpose as a finance subsidiary of the Bank.

      Preferred Mortgage Associates, Ltd., a wholly-owned subsidiary of the Bank, is one of the largest mortgage brokers in the Chicago metropolitan area. Preferred has four mortgage origination offices including its headquarters in Downers Grove, Illinois. Established in 1987, Preferred brokered loans for approximately twenty-five separate lenders in 1996. Preferred will continue to provide mortgage originations for lenders locally and nationwide. The Bank anticipates that it will continue to retain approximately 20% of Preferred's current loan origination volume.

Personnel

      As of September 30, 1996, the Company had 263 full-time employees and 84 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be excellent.


                          REGULATION AND SUPERVISION

General

      The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

      The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

      The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

      The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

      Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

Capital Requirements

      The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with a risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

      The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of September 30, 1996, the Bank's capital requirement would have increased by $785,000 under the formula for calculating an interest rate risk component as described above.

Prompt Corrective Action Regulation

      Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I
(core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest camel rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by the parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

      The FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums according to the level of risk involved in an institution's activities. An institution's risk category is based upon whether the institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized" and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Based on its capital and supervisory subgroups, each SAIF member institution is assigned an annual FDIC assessment rate between 23 basis points for an institution in the highest category (i.e., well capitalized and healthy) and 31 basis points for an institution in the lowest category (i.e., undercapitalized and posing substantial supervisory concern). The FDIC has authority to further raise premiums if deemed necessary. If such action is taken, it could have an adverse effect on the earnings of the Bank.

      On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. A special assessment of $2.8 million was recognized by the Bank as an expense in the fourth quarter. The special assessment is tax deductible, which led to an after-tax charge of $1.8 million, or $0.10 per share.

      The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will be assessed an estimated 6.5 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

      As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the BIF and SAIF will eventually be merged.

      Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower

      Under HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At September 30, 1996, the Bank's limit on loans to one borrower was $8.2 million. At September 30, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower consisted of two loans totaling $6.7 million.

QTL Test

      The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

      A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of September 30, 1996, the Bank maintained 96.2% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitations on Capital Distributions

      OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year up to (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At September 30, 1996 , the Bank is a Tier 1 Bank.

Liquidity

      Federally insured savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of average daily balances of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5.00%.

      For purposes of this ratio, liquid assets include specified short-term assets (such as cash, certain time deposits, certain bankers' acceptances and short-term United States Treasury obligations), and long-term assets such as United States Treasury obligations of more than one and less than five years and federal agency obligations with a minimum term of 18 months. The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from dealers in United States Government securities or associations whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. The OTS has also designated as liquid assets certain mortgage-related securities and certain mortgage loans (qualifying as backing for certain mortgage-backed securities) with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of the liquidity requirements. The monthly average liquidity ratio of the Bank for September 1996 was 5.28% and exceeded the then applicable requirement of 5.0%.

Assessments

      Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessment paid by the Bank for the fiscal year ended September 30, 1996 totaled $147,136.

Branching

      OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

Transactions with Related Parties

      Section 11 of HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the

Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"). Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an "affiliate," to an amount equal to 10% of the institution's capital and surplus, and limit all "covered transactions" in the aggregate with all affiliates to an amount equal to 20% of such capital and surplus; and (ii) require that all transactions with an affiliate, whether or not "covered transactions," be on terms substantially the same, or at least as favorable to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Management believes that the Bank is in compliance with the requirements of Sections 23A and 23B. In addition to the restrictions that apply to financial institutions generally under Sections 23A and 23B, Section 11 of the HOLA places three other restrictions on savings associations, including those that are part of a holding company organization. First, savings associations may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, savings associations may not purchase or invest in affiliate securities except for those of a subsidiary. Finally, the Director is granted authority to impose more stringent restrictions when justifiable for reasons of safety and soundness.

      Extensions of credit by the Bank to executive officers, directors, and principal stockholders and related interests of such persons are subject to Sections 22(g) and 22(h) of the FRA and Subpart A of the Federal Reserve Board's Regulation O. These rules prohibit loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, and/or when the aggregate amount outstanding to all such individuals exceeds the institution's unimpaired capital and unimpaired surplus. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of its executive officers or directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of such institution ("Principal Stockholder"), or to a related interest (i.e., any company controlled by such executive officer, director, or Principal Stockholder), or to any political or campaign committee the funds or services of which will benefit such executive officer, director, or Principal Stockholder or which is controlled by such executive officer, director, or Principal Stockholder, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, directors, Principal Stockholders, or employees of the institution. A savings association is therefore prohibited from making any new loans or extensions or credit to the savings association's executive officers, directors, and 10% stockholders at different rates or terms than those offered to the general public. The rules identify limited circumstances in which an institution is permitted to extend credit to executive officers. Management believes that the Bank is in compliance with Sections 22(g) and 22(h) of the FRA and Subpart A of the Federal Reserve Board's Regulation O.

Enforcement

      Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of proceedings for receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness

      The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the

Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits.

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank ("FHLB") of Chicago, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At September 30, 1996 the Bank had $7.4 million in FHLB of Chicago stock, which was in compliance with this requirement. FHLB advances must be secured by specific types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

        The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 1996, 1995 and 1994, dividends from the FHLB-Chicago to the Bank amounted to $544,634, $572,577 and $288,425, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Federal Reserve System

      Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $52.0 million or less (after a $4.3 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At September 30, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

Recent and Proposed Changes in Accounting Rules

      In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for fiscal years beginning after December 31, 1995. SFAS No. 121 provides guidance for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. SFAS No. 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, to measure the impairment. SFAS No. 121 requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. The Company does not expect the adoption of SFAS No. 121 to have a material impact on its consolidated financial condition or results of operations.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 is effective for the Company in fiscal 1997. This statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans (ESOPs). A new method of accounting for stock-based compensation arrangements with employees is established by the statement. The new method is a fair value based method rather than the intrinsic value based method that is contained in APB Opinion No. 25. However, the statement does not require an entity to adopt the new fair value based method for purposes of preparing its financial statements. Entities are allowed to (1) continue to use the Opinion No. 25 method or (2) adopt the SFAS No. 123 fair value based method. The fair value based method will result in higher compensation cost than the Opinion No. 25 intrinsic value based method for fixed stock option compensation plans and will result in a different compensation cost for variable stock option compensation plans. For entities not adopting SFAS No. 123 fair value based method, the statement requires those entities to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The Company does not intend to elect the fair value based method of expense recognition for stock-based compensation as contemplated by SFAS No. 123, rather will adopt the pro forma disclosure alternative provided in SFAS No. 123, and continue to account for stock-based compensation under APB Opinion No. 25.

      In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not expect this pronouncement to have a significant impact on its consolidated financial condition or results of operations.

      The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

Item 8.    Financial Statements and Supplementary Data.

Hinsdale Financial Corporation
Consolidated Statements of Financial Condition

                                                                                                        September 30
(In thousands, except share data)                                                                   1996           1995
------------------------------------------------------------------------------------------------------------------------
Assets

Cash and due from banks                                                                      $     6,069          5,427
Interest-bearing deposits                                                                         22,924         50,845
Investment securities available for sale, at fair value at
    September 30, 1996 and September 30, 1995                                                      1,998          1,998
Mortgage-backed securities available for sale, at fair value at
    September 30, 1996 and September 30, 1995                                                      5,367          7,147
Loans, net of allowance for losses of $2,412 and $2,589 at September 30, 1996 and 1995           590,722        614,371
Accrued interest receivable                                                                        3,431          3,275
Real estate                                                                                        1,249          1,872
Premises and equipment, net                                                                        6,669          5,756
Stock in Federal Home Loan Bank of Chicago, at cost                                                7,445          9,215
Other assets                                                                                       5,023          3,801
------------------------------------------------------------------------------------------------------------------------
                                                                                             $   650,897        703,707
========================================================================================================================

Liabilities and Stockholders' Equity

Liabilities:
    Deposits                                                                                 $   452,472        445,505
    Borrowed funds                                                                               128,949        185,339
    Collateralized mortgage obligations                                                            2,542          4,353
    Advances by borrowers for taxes and insurance                                                  2,820          8,385
    Deferred income taxes                                                                          1,452          2,184
    Accrued expenses and other liabilities                                                         7,191          5,964
------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                        595,426        651,730
========================================================================================================================
Stockholders' Equity:

    Preferred stock, $.01 par value; authorized 1,500,000 shares; none outstanding                     -              -
    Common stock, $.01 par value; authorized 6,000,000 shares;
        2,790,085 shares issued and 2,695,085 outstanding at September 30, 1996;
        2,774,994 shares issued and 2,679,994 outstanding at September 30, 1995                       27             27
    Additional paid-in capital                                                                    21,066         20,861
    Retained earnings, substantially restricted                                                   36,038         32,966
    Treasury stock, at cost (95,000 shares)                                                       (1,284)        (1,284)
    Common stock purchased by:
        Employee Stock Ownership Plan                                                               (471)          (686)
        Bank Recognition and Retention Plans                                                           -            (86)
    Net unrealized gains on securities available for sale, net of tax                                 95            179
------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                                55,471         51,977
========================================================================================================================
Commitments and contingencies
------------------------------------------------------------------------------------------------------------------------
                                                                                             $   650,897        703,707
========================================================================================================================

See accompanying notes to consolidated financial statements.

Hinsdale Financial Corporation
Consolidated Statements of Income

                                                                             For The Year Ended September 30
(In thousands, except per share amounts)                              1996                 1995                1994
----------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                      $        43,404               42,238              28,257
Mortgage-backed securities                                             603                1,614               6,675
Investment securities                                                  661                1,191               1,922
Interest-bearing deposits                                            1,033                  901                 174
----------------------------------------------------------------------------------------------------------------------
    Total interest income                                           45,701               45,944              37,028
----------------------------------------------------------------------------------------------------------------------
Interest Expense:
Deposits                                                            19,691               17,432              13,597
Borrowed funds                                                       8,846               10,382               4,286
Collateralized mortgage obligations                                    430                  628               1,085
----------------------------------------------------------------------------------------------------------------------
    Total interest expense                                          28,967               28,442              18,968
----------------------------------------------------------------------------------------------------------------------
    Net interest income                                             16,734               17,502              18,060
    Provision for loan losses                                           50                  185                 125
----------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses             16,684               17,317              17,935
----------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Gain (loss) on sales of:
    Loans and mortgage-backed securities                               452                  362                 369
    Investment securities available for sale                             -                  (18)                  -
    Real estate and other assets                                        61                  300                   -
Income from real estate operations                                     302                  613                 507
Servicing fee income                                                   445                  417                 435
Fees and commissions                                                11,212                5,425               3,279
Other                                                                  475                 (351)                492
----------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                        12,947                6,748               5,082
----------------------------------------------------------------------------------------------------------------------
Noninterest Expense:
Compensation and benefits                                           12,832                9,096               8,269
Occupancy expense                                                    2,983                2,162               1,884
Federal deposit insurance premiums                                   1,062                  985               1,007
Federal deposit insurance special assessment                         2,829                    -                   -
Computer services                                                      537                  577                 632
Other                                                                5,453                3,877               3,520
----------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                       25,696               16,697              15,312
----------------------------------------------------------------------------------------------------------------------
    Income before income taxes                                       3,935                7,368               7,705
Income tax expense                                                     861                2,909               2,989
----------------------------------------------------------------------------------------------------------------------
    Net income                                             $         3,074                4,459               4,716
----------------------------------------------------------------------------------------------------------------------
Primary earnings per share                                 $          1.10                 1.61                1.69
Fully diluted earnings per share                           $          1.10                 1.61                1.69
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Hinsdale Financial Corporation
Consolidated Statements of Changes In Stockholders' Equity


                                                              Additional
                                                    Common       Paid-in     Retained     Treasury
(In thousands)                                       Stock       Capital     Earnings        Stock
---------------------------------------------------------------------------------------------------
Balance at September 30, 1993                      $    22        20,386       23,796       (1,284)
    Net income                                           -             -        4,716            -
    Proceeds from exercise of stock options              -            83            -            -
    Tax benefit from stock related compensation          -            84            -            -
    Principal payment on ESOP                            -             -            -            -
    Distribution of BRP stock awards                     -             -            -            -
---------------------------------------------------------------------------------------------------
Balance at September 30, 1994                           22        20,553       28,512       (1,284)
    Net income                                           -             -        4,459            -
    Proceeds from exercise of stock options              -           255            -            -
    Tax benefit from stock related compensation          -            53            -            -
    Principal payment on ESOP                            -             -            -            -
    Stock split effected in the form of a stock
       dividend                                          5             -           (5)           -
    Distribution of BRP stock awards                     -             -            -            -
    Cumulative effect of change in accounting for
       securities available for sale, net of tax         -             -            -            -
    Change in net unrealized gains (losses)
       on securities available for sale,
       net of tax                                        -             -            -            -
---------------------------------------------------------------------------------------------------
Balance at September 30, 1995                           27        20,861       32,966       (1,284)
    Net income                                           -             -        3,074            -
    Proceeds from exercise of stock options              -           121            -            -
    Tax benefit from stock related compensation          -            84            -            -
    Principal payment on ESOP                            -             -            -            -
    Fractional shares related to stock split             -             -           (2)           -
    Distribution of BRP stock awards                     -             -            -            -
    Change in net unrealized gains (losses)
       on securities available for sale,
       net of tax                                        -             -            -            -
---------------------------------------------------------------------------------------------------
Balance at September 30, 1996                      $    27        21,066       36,038       (1,284)
===================================================================================================

                                                                                      Unrealized
                                                      Common         Common       Gains (Losses)
                                                       Stock          Stock        on Securities
                                                    Acquired       Acquired            Available
(In thousands)                                       by ESOP        by BRPs             for Sale       Total
------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993                         (1,029)          (375)                   -      41,516
    Net income                                             -              -                    -       4,716
    Proceeds from exercise of stock options                -              -                    -          83
    Tax benefit from stock related compensation            -              -                    -          84
    Principal payment on ESOP                            172              -                    -         172
    Distribution of BRP stock awards                       -            145                    -         145
------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                           (857)          (230)                   -      46,716
    Net income                                             -              -                    -       4,459
    Proceeds from exercise of stock options                -              -                    -         255
    Tax benefit from stock related compensation            -              -                    -          53
    Principal payment on ESOP                            171              -                    -         171
    Stock split effected in the form of a stock
       dividend                                            -              -                    -           -
    Distribution of BRP stock awards                       -            144                    -         144
    Cumulative effect of change in accounting for
       securities available for sale, net of tax           -              -                 (234)       (234)
    Change in net unrealized gains (losses)
       on securities available for sale,
       net of tax                                          -              -                  413         413
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                           (686)           (86)                 179      51,977
    Net income                                             -              -                    -       3,074
    Proceeds from exercise of stock options                -              -                    -         121
    Tax benefit from stock related compensation            -              -                    -          84
    Principal payment on ESOP                            215              -                    -         215
    Fractional shares related to stock split               -              -                    -          (2)
    Distribution of BRP stock awards                       -             86                    -          86
    Change in net unrealized gains (losses)
       on securities available for sale,
       net of tax                                          -              -                  (84)        (84)
-------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                           (471)             -                   95      55,471
=============================================================================================================

See accompanying notes to consolidated financial statements.

Hinsdale Financial Corporation
Consolidated Statements of Cash Flows

                                                                                              Year Ended September 30
(In thousands)                                                                            1996         1995         1994
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                                                         $  3,074        4,459        4,716
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                      1,138          942          746
      Amortization of deferred gain                                                        (65)        (390)        (390)
      Distribution of BRP awards                                                            86          144          145
      Provision for loan losses                                                             50          185          125
      Amortization of premiums, discounts, and deferred loan fees                          389           89            5
      Additions to deferred fees                                                          (497)        (218)      (2,215)
      Amortization of collateralized mortgage obligations discount                         151          197          405
      Originations of loans held for sale                                             (460,556)    (144,000)     (51,759)
      Sale of loans originated for resale                                              471,016      130,747       56,563
      Sale of mortgage-backed securities held for sale                                       -       20,214            -
      Sale and maturities of investment securities available for sale                        -       19,957            -
      Gain on sale of loans and mortgage-backed securities                                (452)        (362)        (369)
      Loss on sale of investment securities                                                  -           18            -
      Gain on sale of real estate and other assets                                         (61)        (300)           -
      (Increase) decrease in Stock in Federal Home Loan Bank of Chicago                  1,770       (1,175)      (4,902)
      (Increase) decrease in accrued interest receivable                                  (156)          86         (318)
      (Increase) decrease in other assets                                               (1,046)       1,763        1,393
      Increase (decrease) in accrued expenses and other liabilities                        687        1,345         (761)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               15,528       33,701        3,384
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
   Proceeds from sale of loans held for investment                                       4,803       12,527        2,957
   Proceeds from sale of real estate held for development and sale                         805        4,300          321
   Proceeds from maturities of investment securities held for investment                     -            -       20,000
   Proceeds from sale of mortgage-backed securities held for investment                      -            -       63,892
   Purchase of investment securities held for investment                                     -            -       (4,942)
   Loans originated for investment                                                     (76,286)     (54,218)    (153,751)
   Loans purchased                                                                      (5,736)     (63,936)    (197,904)
   Purchase of premises and equipment                                                   (1,872)        (857)        (772)
   Purchase of business, net of cash acquired                                                -       (1,898)           -
   Principal collected on loans                                                         90,429       64,142       85,405
   Principal collected on mortgage-backed securities                                     1,666        3,916       70,640
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                     13,809      (36,024)    (114,154)
-------------------------------------------------------------------------------------------------------------------------

(continued)

Hinsdale Financial Corporation
Consolidated Statements of Cash Flows

(continued)                                                                                Year Ended September 30
(In thousands)                                                                     1996             1995            1994
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
   Net increase (decrease) in deposits                                            6,967           26,069         (18,196)
   Proceeds from borrowed funds                                                  30,000          118,359         271,800
   Repayment of borrowed funds                                                  (86,390)        (109,371)       (147,971)
   Repayment of collateralized mortgage obligations                              (1,962)          (1,907)         (5,620)
   Net increase (decrease) in advance payments by borrowers for taxes
       and insurance                                                             (5,565)           4,634           1,075
   Decrease in ESOP loan                                                            215              171             172
   Proceeds from options exercised                                                  121              255              83
   Cash paid in lieu of fractional shares related to 25% stock split                 (2)               -               -
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                             (56,616)          38,210         101,343
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (27,279)          35,887          (9,427)
Cash and cash equivalents at beginning of year                                   56,272           20,385          29,812
==========================================================================================================================
Cash and cash equivalents at end of year                                  $      28,993           56,272          20,385
==========================================================================================================================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
      Interest                                                            $      29,173           28,178          18,572
      Income taxes                                                                2,478            2,461           2,385

Supplemental Disclosures of Noncash Activities:
   Loans exchanged for mortgage-backed securities                         $      36,469           19,734          59,297
   Additions to real estate acquired in settlement of loans                         353                -               -
   Additions to loans resulting from the sale of real estate
     acquired in settlement of loans                                                  -                -             104
==========================================================================================================================

See accompanying notes to consolidated financial statements.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements
September 30, 1996, 1995  and 1994

1. Summary of Significant Accounting Policies

     The accounting and reporting policies of Hinsdale Financial Corporation ("Company") conform to generally accepted accounting principles ("GAAP") and to practices within the thrift industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.

     The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

A. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Hinsdale Federal Bank for Savings ("Bank"), and the Bank's wholly-owned subsidiaries: Preferred Mortgage Associates, Ltd. ("Preferred"), Grant Square Service Corporation, Hinsdale Insurance Services, Inc., and NASCOR II Corporation. All material intercompany balances and transactions have been eliminated.

B. Investment and Mortgage-Backed Securities

     On October 1, 1994, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has elected to classify all investment and mortgage-backed securities as available for sale. Statement No. 115 establishes the accounting and reporting for investments in equity and debt securities that have readily determinable fair values. Under Statement 115, investments which the entity has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and measured at amortized cost. Investments purchased for the purpose of being sold are classified as "trading securities" and measured at fair value with any changes in fair value included in earnings. All other investments that are not classified as "held-to-maturity," or "trading" are classified as "available for sale." Investments available for sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of tax.

     Gains and losses on sales are determined using the specific identification method. Premiums and discounts are amortized to interest income using the interest method over the estimated remaining lives of the securities.

     The Company also arranges for "swap" transactions with the Federal National Mortgage Association ("FNMA") which involve the exchange of fixed-rate mortgage loans for mortgage-backed securities. These mortgage-backed securities are carried at the lower of cost or market.

C. Loans Receivable

     Loans receivable are stated at unpaid principal balances adjusted for deferred loan costs, unearned discounts, loans in process, and allowance for loan losses. Loan origination fees and certain direct loan origination costs are deferred, and the net fees or costs are recognized using the level-yield method over the contractual life of the loans. Any unamortized net fees or costs on loans sold or repaid prior to maturity are recognized in the period such loans are sold or repaid.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Additions to the allowance for loan losses are provided based upon a periodic evaluation by management. Management's periodic evaluations of the adequacy of the allowance are based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current and prospective economic conditions.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans receivable. Such agencies may require the Company to recognize additions to the provision for losses based on their judgments of information available to them at the time of their examination. Interest income on loans is not recognized on loans which are 90 days or greater delinquent and on loans which management believes are uncollectable.

     The Company adopted the provisions of SFAS No. 114 "Accounting by
Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective
October 1, 1995. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Substantially all of the Company's lending is excluded from the provisions of SFAS No. 114 and SFAS No. 118. Of the remaining loans which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at September 30, 1996 nor during the year ended September 30, 1996, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

D. Loans Held for Sale

     Loans classified "held for sale" are comprised of one-to four-family real estate loans originated for resale in the secondary market or to other investors. Loans are identified as held for sale before or soon after origination. Loans held for sale are accounted for at the lower of cost or market, with each periodic lower of cost or market adjustment included in earnings. The lower of cost or market values are determined on an individual loan basis. Gains and losses on sales of loans are recognized based upon the difference between the selling price and the carrying value of the related loans sold.

E. Loan Servicing

     On October 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement requires mortgage loan servicing rights to be recognized as separate assets from the related loans, regardless of how those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing retained, is required to allocate the total cost of the mortgage loans to the mortgage servicing rights and to the loans (without the mortgage servicing rights) based on their estimated relative fair values. The allocation of the total cost of the loan between the mortgage servicing rights and the loan results in increased gains on the sales of the loans, reflecting the value of the servicing rights.

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

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

F. Foreclosed Real Estate

     Real estate acquired through foreclosure, or deed in lieu of foreclosure, is carried at the lower of fair value or the related loan balance on the property at the date of foreclosure, net of costs to dispose. Valuations are periodically performed by management subsequent to acquisition and charges are made to operations if the carrying value of a property exceeds its estimated net realizable value. Costs relating to the development and improvement of property are capitalized to the extent the carrying value does not exceed the net realizable value of the property. Costs relating to holding the property are charged to expense.

G. Premises and Equipment

     Premises and equipment are carried at cost less accumulated depreciation. Depreciation is charged to operations under the straight-line method based on the estimated useful lives of the assets, which are primarily forty years for building and improvements, ten years for furniture and fixtures, three to five years for equipment, and three years for automobiles. Amortization of leasehold improvements is computed on the straight-line method over the lesser of the lease term or useful life of the property.

H. Income Taxes

     The Company and its subsidiaries file a consolidated Federal income tax return. The provision for Federal and state taxes on income is based on earnings reported in the financial statements.

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the applicable tax rate to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of any such tax law change.

I. Earnings Per Share

     Primary earnings per share for the years ended September 30, 1996, 1995 and 1994, were determined by dividing net income for the year by 2,799,674, 2,772,965 and 2,790,280, respectively, the weighted average number of common and common equivalent shares outstanding for each year. Fully diluted earnings per share were determined by dividing net income for the year by 2,804,240, 2,778,061 and 2,795,989, respectively. Stock options are regarded as common share equivalents and are considered in calculating both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. All share amounts have been adjusted to reflect the 25% common stock split effected in the form of a stock dividend declared on October 18, 1995.

J. Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits.

K. Reclassifications

     Certain reclassifications of prior year amounts have been made to conform with current year presentation.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

2. Investment Securities Available for Sale

     Investment securities available for sale are summarized as follows:

                                                                               September 30, 1996
                                                                                Gross                Gross           Approximate
                                                         Amortized         Unrealized           Unrealized                  Fair
(In  thousands)                                               Cost              Gains               Losses                 Value
---------------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank note, due 1997            $           2,001                  -                   (3)                1,998
---------------------------------------------------------------------------------------------------------------------------------

Weighted average interest rate                                5.97%
===================================================================


                                                                                 September 30 ,1995

Federal Home Loan Bank note, due 1997                        2,003                  -                   (5)                1,998
---------------------------------------------------------------------------------------------------------------------------------

Weighted average interest rate                                5.94%
===================================================================

      The maturities of investment securities available for sale are summarized as follows:

                                                                                     September 30, 1996
                                                                                 Gross                Gross          Approximate
                                                        Amortized           Unrealized           Unrealized                 Fair
(In thousands)                                               Cost                Gains               Losses                Value
---------------------------------------------------------------------------------------------------------------------------------
Due in one year or less                          $          2,001                    -                   (3)               1,998
---------------------------------------------------------------------------------------------------------------------------------

      There were no sales during fiscal 1996. Proceeds from the sale of investment securities during 1995 were $15.0 million. Gross gains of $680 and gross losses of $18,350 were realized on those sales. There were no sales during fiscal 1994.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

3. Mortgage-Backed Securities Available for Sale

    Mortgage-backed securities available for sale are summarized as follows:

                                                                                    September 30, 1996
                                                                               Gross                 Gross           Approximate
                                                      Amortized           Unrealized            Unrealized                  Fair
(In thousands)                                             Cost                Gains                Losses                 Value
---------------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Mortgage Corporation         $            457                    4                    (1)                  460
Federal National Mortgage Association                     4,762                  145                     -                 4,907
---------------------------------------------------------------------------------------------------------------------------------
                                               $          5,219                  149                    (1)                5,367
---------------------------------------------------------------------------------------------------------------------------------
Weighted average interest rate                             8.73%
================================================================


                                                                                     September 30, 1995

Federal Home Loan Mortgage Corporation         $            771                   11                     -                   782
Federal National Mortgage Association                     6,099                  266                     -                 6,365
---------------------------------------------------------------------------------------------------------------------------------
                                               $          6,870                  277                     -                 7,147
---------------------------------------------------------------------------------------------------------------------------------
Weighted average interest rate                             8.82%
================================================================

      Included above are mortgage-backed securities held by NASCOR II Corporation with an amortized cost of $5,163,746 and $6,797,400 as of September 30, 1996 and 1995, respectively, and market values of $5,313,897 and $7,074,185 as of September 30, 1996 and 1995, respectively.

      There were no sales during fiscal 1996. Proceeds from the sale of mortgage-backed securities during 1995 were $20.2 million. Gross gains of $264,763 and gross losses of $27,563 were realized on those sales. Proceeds from the sale of mortgage-backed securities during 1994 were $63.9 million. Gross gains of $529,627 and gross losses of $408,145 were realized on those sales.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

4. Loans

      Loans are summarized as follows:

                                                                                                  September 30
(In thousands)                                                                        1996                               1995
---------------------------------------------------------------------------------------------------------------------------------
One-to four-family:
      Held for investment                                  $                       470,057                            504,829
      Held for sale                                                                 16,984                             30,701
Multi-family                                                                        25,217                             25,538
Commercial real estate                                                              19,156                             16,193
Construction loans                                                                   7,418                              6,870
Land                                                                                 2,579                              1,642
Equity lines of credit                                                              48,223                             21,441
Consumer loans                                                                       5,325                             11,810
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   594,959                            619,024
Add (deduct):
Loans in process                                                                    (4,053)                            (4,266)
Deferred loan costs                                                                  2,228                              2,202
Allowance for losses on loans                                                       (2,412)                            (2,589)
=================================================================================================================================
                                                           $                       590,722                            614,371
=================================================================================================================================
Weighted average interest rate                                                        7.12   %                           7.31
---------------------------------------------------------------------------------------------------------------------------------

      Adjustable-rate mortgage loans were $472.9 million and $515.6 million at September 30, 1996 and 1995, respectively. The weighted average interest rate for adjustable-rate mortgage loans was 7.11% and 7.07% at September 30, 1996 and 1995, respectively.

      The following is a summary of the changes in allowance for losses on loans:

                                                                                   For The Year Ended September 30
(In thousands)                                                          1996                     1995                    1994
---------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                       $                   2,589                    2,748                   2,656
Provision for loan losses                                                 50                      185                     125
Charge-offs, net of recoveries                                          (227)                    (344)                    (33)
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                             $                   2,412                    2,589                   2,748
=================================================================================================================================

      Non-accrual loans were as follows:

                                                                                                              Percent of
Year                                                             Number                  Amount              Total Loans
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
September 30, 1996                                                   8     $               932                     0.15     %
September 30, 1995                                                  31                   1,300                     0.21
September 30, 1994                                                  27                     999                     0.18


Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

      Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $232,308,169, $220,930,582 and $208,489,293 at September 30,
1996, 1995 and 1994, respectively. Included in loans serviced for others are mortgages, totaling $1,007,568, $1,108,735 and $883,574 at September 30, 1996,
1995 and 1994, respectively, which require the Bank to repurchase the loans under stipulated circumstances. Custodial balances maintained in connection with the mortgage loans serviced for others and included in deposits and advance payments by borrowers for taxes and insurance were $2,366,590, $4,424,133 and $1,830,732 at September 30, 1996, 1995 and 1994, respectively.

      As a result of the adoption of SFAS No. 122 on October 1, 1995, $402,170 was capitalized as mortgage servicing rights during the year ended September 30, 1996. The following reflects capitalized servicing rights activity for the years ended September 30, 1996 and 1995:


(In dollars)                                                                          1996                               1995
---------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                 $                     191,446                                  -
Additions                                                                          402,170                            219,174
Amortization                                                                      (108,033)                           (27,728)
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                       $                     485,583                            191,446
---------------------------------------------------------------------------------------------------------------------------------

      The fair value of the servicing rights at September 30, 1996 is $606,000. A charge to current earnings of $1,700 was the result of the evaluation of the fair value of the mortgage servicing rights at September 30, 1996. The valuation allowance for mortgage servicing rights is $1,700 at September 30, 1996.

5. Accrued Interest Receivable

      Accrued interest receivable is summarized as follows:

                                                                                                      September 30
(In thousands)                                                                             1996                           1995
---------------------------------------------------------------------------------------------------------------------------------
Mortgage loans                                                        $                   2,964                          2,879
Mortgage-backed securities                                                                   79                             98
Equity lines of credit and Consumer loans                                                   388                            298
---------------------------------------------------------------------------------------------------------------------------------
                                                                      $                   3,431                          3,275
---------------------------------------------------------------------------------------------------------------------------------

Hinsdale Financial Corporation

6. Real Estate

      Real estate consisted of the following:

                                                                                                    September 30
(In thousands)                                                                        1996                               1995
---------------------------------------------------------------------------------------------------------------------------------
Real estate owned - Residential                              $                         218                                  -
Real estate held for development and sale                                                -                                841
Real estate held for investment                                                      1,031                              1,031
---------------------------------------------------------------------------------------------------------------------------------
                                                             $                       1,249                              1,872
---------------------------------------------------------------------------------------------------------------------------------

      The property related to real estate held for development and sale was sold during fiscal 1996 and a loss of $21,939 was realized on this sale. Commercial real estate owned for which the Bank acquired the deed on the property during 1992 was sold during fiscal 1995 and a gain of $298,604 was realized on this sale.

7. Premises and Equipment

      Premises and equipment, at cost, less accumulated depreciation and amortization are summarized as follows:

                                                                                                    September 30
(In thousands)                                                                        1996                               1995
---------------------------------------------------------------------------------------------------------------------------------
Land                                                         $                       1,040                                889
Office buildings and improvements                                                    5,158                              4,720
Furniture, fixtures, and equipment                                                   8,673                              8,034
Leasehold improvements                                                               1,482                              1,478
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    16,353                             15,121
Less accumulated depreciation and amortization                                       9,684                              9,365
---------------------------------------------------------------------------------------------------------------------------------
                                                             $                       6,669                              5,756
---------------------------------------------------------------------------------------------------------------------------------

      Included in occupancy expense is depreciation and amortization of premises and equipment of $911,957, $735,436 and $578,081 for the years ended September 30, 1996, 1995 and 1994, respectively.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

8. Deposits

      Deposits are summarized as follows:

                                           September 30,1996                             September 30,1995
                             Weighted                            Percent      Weighted                       Percent
                              Average                           of Total       Average                      of Total
(Dollars in thousands)           Rate            Amount         Deposits          Rate             Amount   Deposits
----------------------------------------------------------------------------------------------------------------------
DEMAND ACCOUNTS:
Commercial NOW                      -%    $      12,887             2.85%            -%       $     6,021       1.35%
NOW                              0.75            45,676            10.09          0.77             48,271      10.84
Regular savings                  2.53            78,853            17.43          2.79             82,769      18.58
Money market                     3.29            50,355            11.13          3.44             55,082      12.36
-------------------------------------------------------------------------------------------------------------------------
                                 2.13           187,771            41.50          2.38            192,143      43.13
-------------------------------------------------------------------------------------------------------------------------
CERTIFICATE ACCOUNTS:
Three Months Plus                4.88             4,392             0.97          4.90              3,594       0.81
Six Months Plus                  5.41            78,357            17.32          5.81             62,025      13.92
One Year Plus                    5.77            54,257            11.99          6.05             64,048      14.37
Two Year Plus                    5.64            10,079             2.23          4.80             13,616       3.06
Three Year Plus                  5.13             3,087             0.68          4.88              3,740       0.84
Four Year Plus                   5.20             1,274             0.28          5.20              1,422       0.32
Five Year Plus                   6.24            64,768            14.31          6.45             63,176      14.18
Jumbo                            5.85            24,425             5.40          6.13             15,441       3.47
Retirement and other             5.60            24,062             5.32          5.36             26,300       5.90
-------------------------------------------------------------------------------------------------------------------------
                                 5.74           264,701            58.50          5.92            253,362      56.87
-------------------------------------------------------------------------------------------------------------------------
                                 4.24%    $     452,472           100.00%         4.39 %      $   445,505     100.00%
=========================================================================================================================

    Contractual maturities of certificate accounts at September 30, 1996 are as follows:


(In thousands)
------------------------------------------------------------------------------
Less than 12 months                                         $      181,092
12 to 24 months                                                     25,655
25 to 36 months                                                     12,452
Over 36 months                                                      45,502
------------------------------------------------------------------------------
                                                            $      264,701
==============================================================================

      The aggregate amount of certificate accounts with a balance of $100,000 or greater was $44.8 million at September 30, 1996 and $36.5 million at September 30, 1995.

      Interest expense for deposit accounts is summarized as follows:


                                          For The Year Ended September 30
(In thousands)                          1996          1995            1994
------------------------------------------------------------------------------
NOW accounts                       $     364           381             390
Money market accounts                  1,785         2,024           1,946
Regular savings accounts               2,094         2,426           2,570
Certificate accounts                  15,448        12,601           8,691
------------------------------------------------------------------------------
                                   $  19,691        17,432          13,597
==============================================================================

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

9. Borrowed Funds

      In connection with the initial public offering, the Bank established a leveraged Employee Stock Ownership Plan ("ESOP"). The ESOP was funded by the proceeds from a $1.2 million loan from an unaffiliated third party lender at a rate of prime and one half of one percent, maturing June 30, 1999. The loan is secured by shares of the Company purchased with the proceeds of the loan. On August 29, 1996, the loan from the unaffiliated third party lender was repaid by the Bank from proceeds borrowed from the Company. The terms of the loan agreement between the Bank and the Company are unchanged from that of the original loan agreement with the unaffiliated third party lender. The Bank remains committed to make contributions to the ESOP sufficient to allow the ESOP to fund its debt service requirements of the loan.

      The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank ("FHLB") of Chicago. All stock in the FHLB of Chicago is pledged as additional collateral for these advances.

      Preferred utilizes warehouse lines of credit obtained from the Bank and various outside lenders to fund their mortgage banking activities. These lines of credit are collateralized by mortgages originated for sale, but not yet delivered, to correspondent lenders. During fiscal 1996, the warehouse lines of credit obtained from outside lenders were repaid and all funding of Preferred's mortgage banking operations remains with the Bank.

      Borrowed funds are summarized as follows:

                                                                   September 30, 1996                September 30, 1995
                                                             Weighted                            Weighted
                                                              Average                             Average
(Dollars in thousands)                                           Rate               Amount           Rate          Amount
-----------------------------------------------------------------------------------------------------------------------------
Advances from the FHLB of Chicago due in fiscal:
1996                                                                -   %     $          -           6.08          63,800
1997                                                             6.10              108,900           6.33          78,900
1998                                                             6.70               15,000           6.70          15,000
2000                                                             6.00                5,000           6.00           5,000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   128,900                        162,700
Debt of Employee Stock Ownership Plan                               -   %                -           9.25             686
Drafts Payable                                                      -                   49              -             128
Warehouse Lines of Credit                                           -                    -           8.54          21,825
-----------------------------------------------------------------------------------------------------------------------------
                                                                              $    128,949                        185,339
=============================================================================================================================

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

10. Collateralized Mortgage Obligations

      The Bank participated in the issuance of collateralized mortgage obligations ("Obligations") in 1985 through NASCOR II Corporation, its wholly-owned limited-purpose finance subsidiary. The Bank contributed mortgage-backed securities to NASCOR II Corporation which, in turn, pledged the securities to an independent trustee as collateral securing the Obligations. Substantially all of the collections of principal and interest from the underlying collateral are paid through to the holders of the Obligations.

      The Obligations were issued in two series, each originally having four maturity classes. Payment of principal is first allocated pro rata to the class of bonds of each series having the earliest stated maturity, until such class has been paid in full.

      The classes by series are as follows:

                                                                September 30
                                      Coupon                                             Stated
(Dollars In thousands)                  Rate                  1996        1995         Maturity
---------------------------------------------------------------------------------------------------
Series I:
    Class Z                             7.90  %       $      1,948       3,317       April 2010
Series II:
    Class Z                             9.15                   690       1,283     October 2011
---------------------------------------------------------------------------------------------------
                                                             2,638       4,600
Less unamortized discounts
including underwriting costs                                    96         247
---------------------------------------------------------------------------------------------------
                                                         $   2,542       4,353
===================================================================================================

      The actual maturity of each obligation will vary depending upon the timing of cash receipts from the underlying collateral. Classes A, B and C of Series I and II have prepaid.

      The Obligations are accounted for as borrowing transactions that are recorded as liabilities in the consolidated financial statements.
Mortgage-backed securities and cash held by the trustees with an aggregate market value of $5,317,000 and $7,079,000 were pledged as collateral for the Obligations at September 30, 1996 and 1995, respectively.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

11. Income Taxes

      If certain conditions are met, savings institutions, in determining taxable income, are allowed special bad debt deductions based on specified experience formulas or on a percentage of taxable income before such deduction. The Company used the percentage of taxable income method in 1996, 1995 and 1994 since it resulted in the maximum bad debt deduction.

      Federal and State income tax expense (benefit) is summarized as follows:

                                                                For The Year Ended September 30
(In thousands)                                         1996                   1995                  1994
-----------------------------------------------------------------------------------------------------------
Federal:
    Current                                       $   1,486                  3,089                 2,285
    Deferred                                           (557)                  (509)                  377
-----------------------------------------------------------------------------------------------------------
                                                        929                  2,580                 2,662
State:
    Current                                              59                    445                   146
    Deferred                                           (127)                  (116)                  181
-----------------------------------------------------------------------------------------------------------
                                                        (68)                   329                   327
-----------------------------------------------------------------------------------------------------------
Total income tax expense                          $     861                  2,909                 2,989
-----------------------------------------------------------------------------------------------------------

      The reasons for the difference between the effective income tax and the corporate Federal income tax are as follows:

                                                                For The Year Ended September 30
(In thousands)                                         1996                   1995                  1994
-----------------------------------------------------------------------------------------------------------
Federal income tax at 34% rate                    $   1,338                  2,505                 2,620
Items affecting Federal income tax rate:
   Valuation allowance                                 (307)                     -                     -
   Federal tax refund                                   (31)                     -                     -
   Capital loss valuation allowance                     (33)                     -                     -
   State income taxes                                   (10)                     -                     -
   Other, net                                           (28)                    75                    42
-----------------------------------------------------------------------------------------------------------
Income tax expense                                $     929                  2,580                 2,662
-----------------------------------------------------------------------------------------------------------

      The significant components of deferred income taxes are as follows:

                                                                For The Year Ended September 30
(In thousands)                                         1996                   1995                  1994
-----------------------------------------------------------------------------------------------------------
Deferred taxes attributable to changes in gross
  deferred tax assets and liabilities                  (155)                  (472)                  538
Increase (decrease) in beginning-of-year balance
  of the valuation allowance for deferred tax assets   (529)                  (153)                   20
-----------------------------------------------------------------------------------------------------------
                                                       (684)                  (625)                  558
-----------------------------------------------------------------------------------------------------------

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

      The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                         September 30
(In thousands)                                                        1996             1995
-----------------------------------------------------------------------------------------------
Deferred tax assets:
   General allowances for losses on loans                   $          940            1,003
   Deferred profit-sale of premises and
      real estate held for investment                                    -               25
   Interest income acceleration for tax purposes                       266              266
   Accrued pension                                                     347              348
   Unrealized capital loss                                             110              148
   Illinois net operating loss carryforward                            241              382
   Other                                                                34               56
-----------------------------------------------------------------------------------------------
      Total gross deferred tax assets                                1,938            2,228
   Less valuation allowance                                           (291)            (820)
-----------------------------------------------------------------------------------------------
Net deferred tax assets                                              1,647            1,408

Deferred tax liabilities:
   FHLB stock dividends                                               (157)            (197)
   Loan fees                                                        (1,281)          (1,552)
   Excess servicing                                                   (124)            (168)
   Depreciation                                                       (408)            (382)
   Tax bad debt reserve in excess of base year amount                 (373)            (384)
   Mortgage brokerage fees                                            (666)            (791)
   Other                                                               (90)            (118)
-----------------------------------------------------------------------------------------------
      Total gross deferred tax liabilities                          (3,099)          (3,592)
Net deferred tax liability                                  $       (1,452)          (2,184)
-----------------------------------------------------------------------------------------------

      The valuation allowance for deferred tax assets as of October 1, 1995, was $820,000. The net change in the total valuation allowance for the year ended September 30, 1996 was a decrease of $529,000. The reversal of the SFAS 109 valuation allowance was made to reflect management's belief of deferred tax asset realizability due to sustained earnings and to also reflect utilization of state net operating losses and capital loss.

      Retained earnings at September 30, 1996 includes approximately $7.6 million for which no Federal or State income tax liability has been provided. This amount represents allocations of income to bad debt deductions for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current Federal and State income tax rates. The consolidated group has Illinois net operating loss carryforwards in the amount of $3,358,000. These losses will expire in varying amounts beginning September 30, 1999 through September 30, 2011. The capital loss will expire on September 30, 2001.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

12. Pension Plan

      The Bank has a defined benefit pension plan covering all salaried employees meeting certain eligibility requirements. The plan is noncontributory and the Bank is funding all of the required annual contributions.

      The Bank's pension plan financial data is as follows:

                                                                                   September 30
(In thousands)                                                                1996              1995
--------------------------------------------------------------------------------------------------------
FUNDED STATUS
Actuarial present value of benefit obligations:
Accumulated benefits obligation, including vested
   benefits of $1,814 and $1,455                                     $       1,984             1,591
--------------------------------------------------------------------------------------------------------
Plan assets at fair value                                                    2,232             2,008
Projected benefit obligations                                                3,094             2,825
--------------------------------------------------------------------------------------------------------
   Excess of projected benefit obligation over plan assets                    (862)             (817)
Unrecognized net loss                                                          364               375
Unrecognized prior service cost                                                (41)              (41)
Unrecognized net transition asset                                             (355)             (415)
--------------------------------------------------------------------------------------------------------
Accrued pension liability                                            $        (894)             (898)
--------------------------------------------------------------------------------------------------------
                                                                        For The Year Ended September 30
(In thousands)                                                          1996           1995       1994
----------------------------------------------------------------------------------------------------------
NET PERIODIC PENSION COST
Service costs                                                  $         265            231        267
Interest cost on projected benefit obligation                            166            239        246
Actual loss (return) on assets                                          (149)          (277)        46
Net amortization and deferral                                            (18)            (5)      (349)
----------------------------------------------------------------------------------------------------------
Net periodic pension cost                                      $         264            188        210
----------------------------------------------------------------------------------------------------------

      The rates used in the actuarial valuation are as follows:

                                                  1996                   1995                  1994
-------------------------------------------------------------------------------------------------------
Discount rate                                    7.75%                  7.50%                 8.00%
Long-term rate of return                         8.00%                  8.00%                 8.00%
Salary progression                               5.00%                  5.00%                 5.00%
-------------------------------------------------------------------------------------------------------

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

13. Lease Commitments

      Certain operations of the Company are conducted from leased offices under short-term operating lease agreements which are generally renewable at the option of the Company. Operating expenses include rental expense for office space, net of sublease rental income, of $1,205,927, $978,776 and $876,026 for the years ended September 30, 1996, 1995 and 1994, respectively.

      The projected minimum rentals under existing leases are as follows:


(In thousands)                                           Year          Amount
--------------------------------------------------------------------------------
                                                         1997        $    920
                                                         1998             898
                                                         1999             863
                                                         2000             836
                                                         2001             738
                                                   Thereafter           3,270
--------------------------------------------------------------------------------
                                                                     $  7,525
--------------------------------------------------------------------------------

      During 1991, the Bank sold for cash, land, office buildings and improvements, and real estate held for investment with an aggregate book value of $6,271,513. The sale resulted in a pretax gain of approximately $4,322,000, of which $1,952,033 was deferred as a result of lease back arrangements on a portion of the property sold. The deferred gain, which represented the present value of future lease payments, was included in other liabilities. Amortization of the deferred gain reducing rental expense was $65,068 for the year ended September 30, 1996 which fully amortized the gain. For each of the two years ended September 30, 1995 and 1994, $390,407 was amortized.

14. Regulatory Capital

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. OTS regulations require all savings institutions to maintain a minimum regulatory tangible capital ratio equal to 1.5% of total assets, a minimum 3.0% leverage capital ratio, and 8.0% risk-based capital ratio requirement. Management believes, as of September 30, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

      OTS regulations require that in meeting the leverage ratio, tangible and risk-based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. A transitional rule which phases in the deduction from capital over a five-year period is provided for a savings institution's investment in and loans to a nonqualifying subsidiary as of April 12, 1989. In December 1992, the Bank received approval to use the delayed deduction phase-in schedule allowable under current legislation. The delayed phase-in schedule extends the deduction of investments in and loans to a nonqualifying subsidiary to July 1, 1996, at which time 100% will be required to be deducted. This was a change from the 100% deduction required July 1, 1994. At September 30, 1996 the Bank had no subsidiaries engaged in impermissible activities.

      The OTS issued a final rule on August 31, 1993 that adds interest rate risk to the risk-based capital requirement for savings institutions. Savings institutions with a greater than normal interest rate exposure must take a deduction from the total capital available to meet their risk-based capital requirement. The deduction is equal to one-half of the difference between the institution's actual measured exposure and the normal level of exposure.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

      The institution's actual measured interest rate risk is expressed as the change that occurs in its net portfolio value ("NPV") as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value of its assets. An above normal decline in NPV is one that exceeds two percent of an institution's assets expressed in terms of economic value. The regulation was effective January 1, 1994. Subsequent to the issuance of the final rule on August 31, 1993, the OTS has issued a postponement of the interest rate risk requirement. However, if the rule were to be in effect at September 30, 1996, the Bank's capital requirement would have increased by $785,000 under the formula for calculating an interest rate risk component as described above.

      As of September 30, 1996, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

      The Bank's capital ratios and balances at September 30, 1996 are as follows:

                                                          Bank                Bank          Bank
                                                        Actual            Required        Actual         Excess
                                       Capital         Capital             Capital       Capital        Capital
(Dollars in thousands)             Requirement      Percentage             Balance       Balance        Balance
------------------------------------------------------------------------------------------------------------------
Risk-based                                 8.0  %         13.7  %     $     31,444   $    53,911   $     22,467
Tangible                                   1.5             7.9               9,742        50,952         41,210
Leverage                                   3.0             8.1              19,533        52,555         33,022

      A reconciliation of the Bank's equity capital at September 30, 1996 is as follows:


(In thousands)
-----------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                                          $        55,471
Less:
      Holding Company stockholders' equity not available
           for regulatory capital                                                                       2,821
      Goodwill                                                                                          1,603
      Net unrealized gains on securities available for sale, net of tax                                    95
-----------------------------------------------------------------------------------------------------------------
Stockholders' equity of the Bank                                                              $        50,952
-----------------------------------------------------------------------------------------------------------------

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

15. Officer, Director and Employee Plans

Bank Employee Stock Ownership Plan (ESOP)

      In conjunction with the Bank's conversion, the Company formed an ESOP. The ESOP covers substantially all employees of the Bank with more than one year of employment who have attained the age of 21. The ESOP borrowed $1.2 million from an unaffiliated third party lender and purchased 150,000 common shares of the Company issued in the conversion. In accordance with generally accepted accounting principles, the balance of the ESOP loan has been included in borrowed funds in the Company's consolidated statement of financial condition and stockholders' equity has been reduced by the same amount. On August 29, 1996, the loan from the unaffiliated third party lender was repaid by the Bank from proceeds borrowed from the Company. The terms of the loan agreement between the Bank and the Company are unchanged from that of the original loan agreement with the unaffiliated third party lender. Contributions to the ESOP by the Bank are made to fund the principal and interest payments on the debt of the ESOP. For the years ended September 30, 1996, 1995 and 1994, total contributions made to the ESOP were $223,790, $241,117 and $237,631, respectively.

Bank Recognition and Retention Plans (BRPs)

      In conjunction with the conversion, the Company formed three BRPs, which purchased 12,797 common shares of the Company issued in the conversion. An additional 41,064 common shares were purchased subsequent to the conversion. The funds used to acquire the BRPs shares were contributed by the Bank. These shares are available for issuance to employees in key management positions with the Bank. At September 30, 1996, a total of 3,229 plan share awards were outstanding. The aggregate purchase price of all shares owned by the BRPs is reflected as a reduction of stockholders' equity and as an amortization expense as the Bank's employees become vested in their stock awards. As of September 30, 1996, 50,632 shares were vested and distributed to employees. For the years ended September 30, 1996, 1995 and 1994, $63,407, $137,854 and $142,489,
respectively, was reflected as compensation expense.

Bank 401(K) Plan and Trust

      The Plan is a qualified plan covering all employees of Hinsdale Federal Bank for Savings ("Bank") who have completed at least 1,000 hours of service for the Bank within a twelve consecutive month period and are age 21 or older. The Bank adopted the Plan, effective January 1, 1993, for the exclusive benefit of eligible employees and their beneficiaries. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 1% to 15% of their earnings, subject to Internal Revenue Service limitations. Non-elective contributions are not permitted. Matching contributions can be made at the Bank's discretion each Plan year. No such contributions to the Plan have been made to date.

Preferred 401(K) Plan and Trust

      The Plan is a qualified plan covering all employees of Preferred Mortgage Associates, Ltd. ("Preferred") who have completed at least 1,000 hours of service for Preferred within a twelve consecutive month period and are age 19 or older. Preferred adopted the Plan, effective January 1, 1993, for the exclusive benefit of eligible employees and their beneficiaries. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 1% to 15% of their earnings, subject to Internal Revenue Service limitations. Non-elective contributions are not permitted. Matching contributions can be made at Preferred's discretion each Plan year. No such contributions to the Plan have been made to date.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

Stock Option Plans

      The Company adopted the 1992 Incentive Stock Option Plan for the benefit of officers and key employees of the Company or its affiliates and the 1992 Incentive Stock Option Plan for Outside Directors of the Company. The number of shares of common stock authorized under the 1992 Incentive Stock Option Plan is 150,219. Options granted in 1992 under this Plan become exercisable in equal installments at a rate of 20% per year commencing one year from the date of grant. The first installment of options became exercisable on July 7, 1993. At September 30, 1996, the number of shares upon which options were exercisable were 55,250 at a price of $8.00 per share. Options exercised were 15,091, 31,899 and 10,429 during the fiscal years ended September 30, 1996, 1995 and 1994, respectively. All options were exercised at a price of $8.00 per share.

      The number of shares of common stock authorized under the Directors' Plan is 122,906. At September 30, 1996, 92,172 shares had been granted and exercisable at a price of $8.00 per share. Options granted under the Directors' Plan became immediately exercisable at date of grant. The term of the options issued under both Plans expires ten years from the date of grant. No options under the Directors' Plan have been exercised to date.

      The Company also adopted the 1994 Incentive Stock Option Plan for the benefit of officers and other full-time employees of the Company or its affiliates. The number of shares of common stock authorized under the 1994 Incentive Stock Option Plan is 125,000. On October 18, 1995, 65,250 shares were granted at a fair value price of $21.20 per share. Options granted under the 1994 Incentive Stock Option Plan become exercisable in three equal installments commencing one year from date of grant. At September 30, 1996, the number of outstanding shares granted were 62,875 at a price of $21.20 per share. The first installment of options became exercisable on October 18, 1996. The term of the options issued under this Plan expires ten years from the date of grant.

      Under all three Plans, no options have expired nor canceled.

16. Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

      The Company is a party to various financial instruments with off-balance sheet risk in the normal course of its business. These instruments include commitments to extend credit, standby letters of credit, and forward commitments to sell loans. These financial instruments carry varying degrees of credit and interest rate risk in excess of amounts recorded in the financial statements.

      Commitments to originate and purchase mortgage loans of $36.1 million at September 30, 1996 represent amounts which the Company plans to fund within the normal commitment period of 60 to 90 days of which $14.3 million were fixed-rate and $21.8 million were adjustable-rate commitments. Because the credit-worthiness of each customer is reviewed prior to extension of the commitment, the Company adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest rate risk on these commitments, the Bank enters into forward commitments to sell fixed-rate mortgage-backed securities to reduce exposure to changes in loan market prices from the time of commitment until securitization. Fixed-rate loans originated by the Bank are securitized through FNMA to satisfy these forward commitments. The risks associated with these contracts arise from the possible inability of the Bank to deliver the mortgage-backed securities on the specified delivery date. In such case, the Bank may be required to repurchase the forward commitment to sell at the then current market price. For the year ended September 30, 1996, the Bank securitized and sold $36.5 million of fixed-rate mortgage loans. Of these sales, $26.2 million were hedged using forward contracts. The sales resulted in a net gain of $268,000. For the year ended September 30, 1995, the Bank securitized $19.7 million of fixed-rate mortgage loans. Sales of securitized fixed-rate mortgage loans totaled $22.9 million for the year of which $11.5 million were hedged using forward contracts. The sales resulted in a net gain of $7,000.

      There were no outstanding forward commitments to sell at September 30, 1996.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

      Additionally, the Bank has approved, but unused, home equity lines of credit, of $55.9 million at September 30, 1996. Approval of equity lines is based on underwriting standards that do not allow total borrowings, including the equity line of credit, to exceed 80% of the current appraised value of the customer's home. This approval is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan.

      The Company conducts substantially all of its lending activities in the local communities in which it serves.

17. Acquisition of Preferred Mortgage Associates, Ltd.

      On May 31, 1995, the Company acquired ("the Acquisition") Preferred Mortgage Associates, Ltd. ("Preferred"). The operations of Preferred are included in the Company's 1995 "Consolidated Statements of Income" from the acquisition date and reflect the application of the purchase method of accounting. Under this method of accounting, the aggregate cost to the Company of the Acquisition was allocated to the assets acquired and liabilities assumed, based on their estimated fair values as of May 31, 1995. Goodwill of $1.8 million was recorded by the Company in connection with the acquisition and is being amortized on a straight-line basis over 15 years. Preferred was acquired for an aggregate cash purchase price of $2.5 million. Preferred is one of the largest mortgage brokers in the Chicago metropolitan area and has four mortgage origination offices including its headquarters in Downers Grove, Illinois. Effective October 1, 1995, the Company transferred the ownership of Preferred to the Bank.

18. Proposed Merger

      On August 2, 1996, the Company announced an Agreement and Plan of Merger ("Merger Agreement") with Liberty Bancorp, Inc. ("Liberty") which provides, among other things, that Liberty will be merged with and into the Company, with the Company as the surviving corporation, which effective upon consummation of the transaction contemplated in the Merger Agreement, will amend its Certificate of Incorporation to increase the total number of authorized shares of common stock to 11,000,000 and operate under the name "Alliance Bancorp." Liberty is a Chicago based savings and loan holding company with total assets of approximately $650 million. Each share of Liberty common stock issued and outstanding prior to the merger, which approximated 2.5 million shares as of September 30, 1996, will be converted into the right to receive 1.054 shares of Alliance Bancorp common stock. The Merger has been approved by the shareholders of both companies and is subject to approval by regulatory authorities and other customary conditions. As of September 30, 1996, the Company has capitalized approximately $230,000 of merger related costs which will be considered acquisition costs under the proposed merger planned to be accounted for under the purchase method of accounting.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)


19. Condensed Parent Company Only Financial Statements

      The following condensed statements of financial condition at September 30, 1996 and 1995 and condensed statements of income and cash flows for the years ended September 30, 1996, 1995 and 1994 for Hinsdale Financial Corporation should be read in conjunction with the consolidated financial statements and the notes thereto.

STATEMENTS OF FINANCIAL CONDITION

                                                                                                September 30
(In thousands)                                                                             1996              1995
---------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                                $  2,182               239
ESOP Loan to Bank                                                                           471                 -
Equity in net assets of subsidiaries                                                     52,650            51,751
Other assets                                                                                274                93
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $ 55,577            52,083
=====================================================================================================================
Liabilities:
Accrued expenses and other liabilities                                                 $    106               106
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           106               106
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock, $.01 par value; authorized 1,500,000 shares;
      none outstanding                                                                        -                 -
Common stock, $.01 par value; authorized 6,000,000 shares;
      2,790,085 shares issued and 2,695,085 outstanding at September 30, 1996;
      2,774,994 shares issued and 2,679,994 outstanding at September 30, 1995                27                27
Additional paid-in capital                                                               21,066            20,861
Retained earnings, substantially restricted                                              36,038            32,966
Treasury stock, at cost (95,000 shares)                                                  (1,284)           (1,284)
Common stock purchased by:
      Employee Stock Ownership Plan                                                        (471)             (686)
      Bank Recognition and Retention Plans                                                    -               (86)
Net unrealized gains on securities available for sale, net of tax                            95               179
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               55,471            51,977
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $ 55,577            52,083
=====================================================================================================================
(continued)

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

Condensed Parent Company Only Financial Statements
(continued)

STATEMENTS OF INCOME

                                                                                 For The Year Ended September 30
(In thousands)                                                                1996             1995            1994
-----------------------------------------------------------------------------------------------------------------------
Equity in earnings of subsidiaries                                      $    3,303            4,752           4,700
Interest income                                                                  4               24              26
-----------------------------------------------------------------------------------------------------------------------
   Total income                                                              3,307            4,776           4,726
Noninterest expense                                                            379              504               2
-----------------------------------------------------------------------------------------------------------------------
Income before income tax expense (benefit)                                   2,928            4,272           4,724
Income tax expense (benefit)                                                  (146)            (187)              8
-----------------------------------------------------------------------------------------------------------------------
Net income                                                              $    3,074            4,459           4,716
=====================================================================================================================


STATEMENTS OF CASH FLOWS

                                                                                      Year Ended September 30
(In thousands)                                                                1996             1995            1994
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                              $    3,074            4,459           4,716
Equity in earnings of subsidiaries, not providing funds                     (3,303)          (4,752)         (4,700)
Dividend received from Bank                                                      -            2,000               -
Increase in other assets                                                      (181)             (93)              -
Increase in accrued expenses and other liabilities                               -              105               1
Interest reinvested on investment securities                                     -              (24)            (26)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                           (410)           1,695              (9)
-----------------------------------------------------------------------------------------------------------------------
Investing activities:
Purchase of business                                                             -           (2,631)              -
Sale of business                                                             2,705                -               -
ESOP loan to Bank                                                             (514)               -               -
Reduction of ESOP loan                                                          43                -               -
Proceeds from the maturities of investment securities                            -              817               -
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          2,234           (1,814)              -
-----------------------------------------------------------------------------------------------------------------------
Financing activities:
Proceeds from options exercised                                                121              255              83
Cash paid in lieu of fractional shares related to 25% stock dividend            (2)               -               -
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      119              255              83
-----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    1,943              136              74
Cash and cash equivalents at beginning of year                                 239              103              29
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $    2,182              239             103
=====================================================================================================================

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

20. Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. The estimated fair value amounts under SFAS No. 107 have been determined as of a specific point in time utilizing various available market information, assumptions and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather, the disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values. The estimated fair values of the Company's financial instruments as of September 30, 1996 and 1995 are set forth in the following table and explanation.

                                                      September 30, 1996                       September 30, 1995
(In thousands)                           Carrying Amount             Fair Value     Carrying Amount            Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Financial Assets:
Cash and due from banks                 $          6,069                  6,069               5,427                 5,427
Interest-bearing deposits                         22,924                 22,924              50,845                50,845
Investment securities                              1,998                  1,998               1,998                 1,998
Mortgage-backed securities                         5,367                  5,367               7,147                 7,147
Loans                                            590,722                587,105             614,371               608,780
Interest receivable                                3,431                  3,431               3,275                 3,275
Stock in FHLB of Chicago                           7,445                  7,445               9,215                 9,215
-----------------------------------------------------------------------------------------------------------------------------
Total financial assets                           637,956                634,339             692,278               686,687
=============================================================================================================================

Financial Liabilities:
Non-maturing deposits                            187,771                187,771             192,143               192,143
Deposits with stated maturities                  264,701                265,359             253,362               254,160
Borrowed funds                                   128,949                129,040             185,339               185,460
Collateralized mortgage obligations                2,542                  2,546               4,353                 4,656
Interest payable                                   1,027                  1,027               1,233                 1,233
-----------------------------------------------------------------------------------------------------------------------------
Total financial liabilities             $        584,990                585,743             636,430               637,652
=============================================================================================================================

      The following methods and assumptions are used by the Company in estimating the fair value amounts for its financial instruments.

      Cash, due from banks and interest-bearing deposits. The carrying value of cash, due from banks and interest-bearing deposits approximates fair value due to the short period of time between origination of the instrument and their expected realization.

      Investment securities and mortgage-backed securities. The fair value of these financial instruments was estimated using quoted market prices. The fair value of FHLB stock is based on its redemption value.

      Loans receivable. The fair value of loans receivable held for investment is based on values obtained in the secondary market. The values obtained in the secondary market assumed the loans were securitized into pools of loans with similar characteristics; such as interest rate floors, ceilings and time to next rate adjustment. Loans in which the secondary market does not exist, the fair value was estimated based on the credit quality and contractual cash flows discounted using the current rates.

      The fair value of loans held for sale is based on the committed purchase price to be paid by correspondent lenders.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

      Interest receivable and payable. The carrying value of interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization.

      Deposits. The fair value of deposits with no stated maturity, such as demand deposits, regular savings, NOW and money market accounts are disclosed as the amount payable on demand.

      The fair value of fixed-maturity deposits is the present value of the contractual cash flow discounted using interest rates currently being offered for deposits with similar remaining terms to maturity.

      Borrowed funds and collateralized mortgage obligations. The fair value of FHLB advances is the present value of the contractual cash flows, discounted by the current rate offered for similar remaining maturities.

      The carrying value of warehouse lines of credit approximates fair value due to the short period of time to repayment.

      The fair value of collateralized mortgage obligations is estimated based on contractual cash flows adjusted for prepayment assumptions, discounted using the current market rate at which similar bonds would yield with similar collateral and average life.

      Forward delivery commitments. The fair value of forward delivery commitments is estimated as the purchase price of the contract at September 30, 1996 and 1995.

      Commitments to extend credit. The fair value of commitments to extend credit is estimated as the amount that the Company would receive or pay to execute a new commitment with terms identical to current commitments considering current interest rates. As of September 30, 1996 and 1995, the estimated fair value of the Company's mortgage loan commitments of $36.1 million and $39.7 million, respectively, was $36.6 million and $39.9 million, respectively. All other commitments to extend credit, including $55.9 million of equity lines of credit are determined to be reasonable estimates of their fair value.

Hinsdale Financial Corporation
Notes To Consolidated Financial Statements - (Continued)

21. Quarterly Results of Operations (unaudited)

    The following are the consolidated results of operations on a quarterly basis:

                                                                                Year Ended September 30, 1996
(In thousands, except per share amounts)                        1st Quarter     2nd Quarter      3rd Quarter     4th Quarter
--------------------------------------------------------------------------------------------------------------------------------
Total interest income                                      $         11,783          11,496           11,302          11,120
Total interest expense                                                7,714           7,312            7,056           6,885
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   4,069           4,184            4,246           4,235
Provision for loan losses                                                50               -                -               -
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   4,019           4,184            4,246           4,235
--------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Gain (loss) on sales of mortgage-backed securities,
   loans receivable and real estate                                      98             210               (8)            213
  Other noninterest income                                            2,880           3,361            3,028           3,165
--------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                          2,978           3,571            3,020           3,378
Noninterest expense                                                   5,296           5,792            5,859           8,749
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)                           1,701           1,963            1,407          (1,136)
Income tax expense (benefit)                                            679             762              275            (855)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $          1,022           1,201            1,132            (281)
--------------------------------------------------------------------------------------------------------------------------------
Primary earnings (loss) per share                          $           0.37            0.43             0.40           (0.10)
Fully diluted earnings (loss) per share                    $           0.37            0.43             0.40           (0.10)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                Year Ended September 30, 1995
(In thousands, except per share amounts)                        1st Quarter     2nd Quarter      3rd Quarter     4th Quarter
--------------------------------------------------------------------------------------------------------------------------------
Total interest income                                      $         10,966          11,387           11,780          11,811
Total interest expense                                                6,329           6,709            7,479           7,925
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   4,637           4,678            4,301           3,886
Provision for loan losses                                                35              50               75              25
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   4,602           4,628            4,226           3,861
--------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Gain (loss) on sales of investment securities,
   mortgage-backed securities, loans receivable
   and real estate                                                      (19)             25              295             343
  Other noninterest income                                            1,140           1,008            1,424           2,532
--------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                          1,121           1,033            1,719           2,875
Noninterest expense                                                   3,667           3,740            4,162           5,128
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                            2,056           1,921            1,783           1,608
Income tax expense                                                      799             759              718             633
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $       1,257           1,162            1,065             975
--------------------------------------------------------------------------------------------------------------------------------
Primary earnings per share                                    $        0.45            0.42             0.38            0.35
Fully diluted earnings per share                              $        0.45            0.42             0.38            0.35
--------------------------------------------------------------------------------------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Hinsdale Financial Corporation

     We have audited the accompanying consolidated statements of financial condition of Hinsdale Financial Corporation and subsidiaries ("the Company") as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hinsdale Financial Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP



Chicago, Illinois
November 8, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information relating to Directors and Executive Officers is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

    The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

    The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)(1)  Financial Statements

            The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under
            Item 8. Financial Statements and Supplementary Data.

            Consolidated Statements of Financial Condition as of September 30, 1996 and 1995

            Consolidated Statements of Income for the Years Ended September 30, 1996, 1995 and 1994

            Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994

            Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements

            Independent Auditors' Report

    (a)(2)  Financial Statement Schedules

            All schedules are omitted because they are not required or applicable or the required information is shown in the consolidated financial statements or the notes thereto.

    (a)(3)  Exhibits

            The following exhibits are either filed as part of this report or are incorporated herein by reference.

            Exhibit No. 3. Certificate of Incorporation and Bylaws.

            (i) Restated Certificate of Incorporation of Hinsdale Financial Corporation *

            (ii)    Bylaws of Hinsdale Financial Corporation *

            Exhibit No. 10. Material Contracts.

            (i)     Employment Agreement between the Bank and Mr. Bristol *

            (ii)    Severance Agreements between the Bank and other officers *

            (iii)   Employment Agreement between the Company and Howard A.
                    Davis.+

            (vi)    Employee Stock Ownership Plan and Trust *

            (viii)  Bank Recognition and Retention Plans and Trust **

            (ix)    Incentive Stock Option Plan **

            (x)     Stock Option Plan for Outside Directors **

            (xi)    1994 Incentive Stock Option Plan ***

* Incorporated herein by reference into this document from the exhibits to Form S-1, Registration Statement, filed on March 31, 1992, Registration No. 33-46877.

** Incorporated herein by reference into this document from the attachments to the Proxy Statement dated December 27, 1993 for the Annual Meeting of Stockholders held on February 9, 1994.

*** Incorporated herein by reference into this document from the attachments to the Proxy Statement dated December 26, 1994 for the Annual Meeting of Stockholders held on February 8, 1995.

+ Incorporated herein by reference into this document to Exhibit No. 10 to the Registrant's 1995 Form 10-K.

    Exhibit No.11. Statement re: Computation of Per Share Earnings for the
                           years ended September 30:

                                                                                  1996          1995         1994
-------------------------------------------------------------------------------------------------------------------
Net income                                                              $    3,074,000     4,459,000    4,716,000
-------------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                                   2,686,369     2,662,578    2,641,404

Common stock equivalents due to dilutive effect of
  stock options                                                                113,305       110,387      148,876
-------------------------------------------------------------------------------------------------------------------

Total weighted average common shares and
  equivalents outstanding                                                    2,799,674     2,772,965    2,790,280
-------------------------------------------------------------------------------------------------------------------

Primary earnings per share                                              $         1.10          1.61         1.69
-------------------------------------------------------------------------------------------------------------------

Total weighted average common shares and
  equivalents outstanding                                                    2,799,674     2,772,965    2,790,280

Additional dilutive shares using end of period market value versus average market value for the period when utilizing the treasury
  stock method regarding stock options                                           4,566         5,096        5,709
---------------------------------------------------------------------------------------------------------------------

Total weighted average common shares and equivalents
  outstanding for fully diluted computation                                  2,804,240     2,778,061    2,795,989
---------------------------------------------------------------------------------------------------------------------

Fully diluted earnings per share                                        $         1.10          1.61         1.69
---------------------------------------------------------------------------------------------------------------------

           Exhibit No. 21. Subsidiaries of the Registrant.

           Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"

           Exhibit No. 23. Consent of KPMG Peat Marwick LLP

           Consent of KPMG Peat Marwick LLP to the incorporation by reference into the registrant's registration statement on Form S-8 of their report accompanying the financial statements of the registrant for the fiscal year ended September 30, 1996.

    (b)    Reports on Form 8-K.

           A report on Form 8-K was filed by the Company on August 19, 1996 for the purposes of reporting, pursuant to Items 5 and 7 of the Form 8-K, that the Company entered into an Agreement and Plan of Merger with Liberty Bancorp, Inc. as of August 2, 1996.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HINSDALE FINANCIAL CORPORATION
                                              ------------------------------
                                                      (Registrant)

                                              By: /s/ Kenne P. Bristol
                                                  ------------------------
                                                  Kenne P. Bristol
DATED:  December 13, 1996                         President, Chief Executive
        -----------------                         Officer and Director

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                  Title                                             Date
----                                  -----                                             ----

/s/ Kenne P. Bristol                  President, Chief Executive Officer                December 13, 1996
---------------------------------     and Director                                      -------------------
Kenne P. Bristol

/s/ William R. Rybak                  Chairman of the Board of                          December 13, 1996
---------------------------------     Directors                                         -------------------
William R. Rybak

/s/ Richard A. Hojnicki               Executive Vice President                          December 13, 1996
---------------------------------     Chief Financial Officer and                       -------------------
Richard A. Hojnicki                   Corporate Secretary
                                      (Principal Financial Officer)

/s/ Ilene M. Bock                     Senior Vice President and Controller              December 13, 1996
---------------------------------     (Principal Accounting Officer)                    -------------------
Ilene M. Bock

/s/ Howard A. Davis                   Director                                          December 13, 1996
---------------------------------                                                       -------------------
Howard A. Davis

/s/ Howard R. Jones                   Director                                          December 13, 1996
---------------------------------                                                       -------------------
Howard R. Jones

/s/ Russell F. Stephens, Jr.          Director                                          December 13, 1996
---------------------------------                                                       -------------------
Russell F. Stephens, Jr.

/s/ Donald E. Sveen                   Director                                          December 13, 1996
---------------------------------                                                       -------------------
Donald E. Sveen