Form 10-K/A
period 1996-09-30
HINSDALE FINANCIAL CORPORATION
filed 1997-01-08
CIK 885638

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-K/A

     Amendment to the Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

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

                                              HINSDALE FINANCIAL CORPORATION
                                              ------------------------------
                                                      (Registrant)

                                              By: /s/ Kenne P. Bristol
                                                  ------------------------
                                                  Kenne P. Bristol
DATED:  January 8, 1997                           President, Chief Executive
        -----------------                         Officer and Director