Form 10-K/A
period 1996-09-30
HINSDALE FINANCIAL CORPORATION
filed 1997-01-28
CIK 885638

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                AMENDMENT NO. 2
                                      TO
                                   FORM 10-K

             Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended                         Commission File No.:  0-20082
   September 30, 1996

                        HINSDALE FINANCIAL CORPORATION
                        ------------------------------
            (exact name of registrant as specified in its charter)

           Delaware                                     36-3811768
           --------                                     ----------
(State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
incorporation or organization)

                  One Grant Square, Hinsdale, Illinois 60521
                  ------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (630) 323-1776

                          ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None
                                     ----

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock par value $0.01 per share
                    --------------------------------------
                               (Title of class)

                           ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes [X]   No [_]

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

The Registrant had 2,695,085 shares of common stock outstanding as of December 13, 1996 and 2,839,165 shares of common stock outstanding as of January 27, 1997.

Item 10.  Directors and Executive Officers of the Registrant

Name, Principal Occupation and
Business Experience for Past 5 Years
------------------------------------

William R. Rybak, Age 45. Mr. Rybak has been a Director of the Bank since 1986, Chairman of the Board of Directors of the Bank since 1990, and Chairman of the Board of Directors of the Company since its formation in 1992. He is Executive Vice President and Chief Financial Officer of Van Kampen/ American Capital, Inc. Van Kampen is a financial services company specializing in money management and the distribution of mutual funds. Mr. Rybak also serves as a director of Preferred Mortgage Associates, Ltd. ("Preferred"), Hinsdale Insurance Services, Inc. ("HIS") and NASCOR II Corporation ("NASCOR"), subsidiaries of the Bank.

Donald E. Sveen, Age 64. Mr. Sveen has been a Director of the Bank since 1971 and of the Company since its formation in 1992. He is retired. Prior to July 1996, he was the President, Chief Operating Officer and Director of The John Nuveen Company and Subsidiaries and Chairman, Chief Executive Officer and Director of the Nuveen Select Tax-Free Income Portfolio Funds. Nuveen is a financial services company specializing in tax-exempt investments and money management. Mr. Sveen also serves as a director of Preferred, HIS and NASCOR, subsidiaries of the Bank.

Kenne P. Bristol, Age 54. Mr. Bristol has served on the Board of Directors of the Bank since 1986 and of the Company since its formation in 1992. Mr. Bristol joined the Bank in 1977 and has served as President and Chief Executive Officer of the Bank since 1990 and of the Company since its formation in 1992. Prior to 1990, Mr. Bristol was President and Chief Operating Officer of the Bank. Mr. Bristol also serves as a Director of Preferred, HIS, and NASCOR, subsidiaries of the Bank.

Howard A. Davis, Age 49. Mr. Davis was appointed to the Board of Directors of the Company in 1995. He has been President and CEO of Preferred since its founding in 1987 and is a director of Preferred, a subsidiary of the Bank.

Howard R. Jones, Age 61. Mr. Jones has been a Director of the Bank since 1991 and the Company since its formation in 1992. He is President of Packaging Design Corporation, a manufacturer of corrugated containers and specialties. Mr. Jones also serves as a director of Preferred and HIS, subsidiaries of the Bank.

Russell F. Stephens, Jr., Age 64. Mr. Stephens has been a Director of the Bank since 1971 and of the Company since its formation in 1992. He is President of Insurance Concepts & Design Inc., an insurance agency. Mr. Stephens also serves as a director of Preferred and HIS, subsidiaries of the Bank.

                   EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

 (Name, age and five year employment history of each executive officer of the
                                   Company)

Richard A. Hojnicki, Age 47.  Mr. Hojnicki is Executive Vice President,
 Secretary and Chief Financial Officer of the Company and the Bank.

Item 11.  Executive Compensation.

Executive Compensation

          Compensation Committee Report. Under rules established by the SEC, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and other executive officers of the Company. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals. In fulfillment of this requirement, the Compensation and Personnel Administration Committee (the "Compensation Committee"), at the direction of the Board of Directors has prepared the following report for inclusion in this proxy statement.

          The Compensation Committee is composed solely of independent Outside Directors. The Board has delegated to the committee the responsibility of assuring that the compensation of the Chief Executive Officer and other executive officers is consistent with the compensation strategy, competitive practices, the performance of the Company, and the requirements of appropriate regulatory agencies. Non-employee directors who do not sit on the Compensation Committee also participate in executive compensation decision-making through the review, discussion and ratification of Compensation Committee recommendations. All cash compensation paid to executive officers is paid by the Bank. The Company does not currently pay cash compensation to executive officers.

          Executive Compensation Philosophy. Since Hinsdale Financial Corporation became a public company in 1992, the Committee has had the following goals for the compensation programs impacting the executives of the Company and the Bank:

          . to provide motivation for the executives to enhance shareholder value by linking a significant portion of their compensation to the value of the Company's Common Stock;

          . to retain the executive officers who are capable of leading the Company to high performance levels and to allow the Bank to attract high quality executives in the future by providing total compensation opportunities which are consistent with competitive norms of the industry and the Company's level of performance; and

          . to maintain reasonable "fixed" compensation costs by targeting base salaries at competitive average levels.

          The Compensation Committee of the Board of Directors of the Bank periodically reviews salaries, stock options and other aspects of executive compensation. In general, the purpose of this evaluation is to ensure that the Bank's overall executive compensation programs remain competitive with savings institutions and banks that are similar in both asset size and geographical markets to the Bank and that total executive pay represents both the individual's performance as well as the current and past performance of the Bank.

          For purposes of determining the competitive market for the Bank's executives, the committee has retained KPMG Peat Marwick LLP to review the comprehensive compensation paid to top executives of thrifts and banks with total assets in the range of the Bank's total asset size and performance results comparable to those of the Bank.

          KPMG Peat Marwick LLP reviewed the following three published compensation surveys to determine competitive compensation levels:

                The 1996 Financial Institution Peer Group Data -
                Regional/$500M-$1B;

                The 1996 Bank Cash Compensation Survey, Bank Administration Institute;

                The 1995 Financial Institutions Survey (Cole) By Wyatt Data Services - updated to October 1996; and

                The American Compensation Association's 1995-1996 Salary Budget Survey.

          The data collected were from midwest institutions with assets ranging from $500 million to $999 million. All compensation data has been updated to October 1, 1996.

          The surveys provide data for both commercial banks and thrifts. KPMG Peat Marwick LLP has been recommending to their thrift clients for several years that for compensation purposes they should compare themselves to commercial banks of comparable size as well as other thrifts for the following reasons:

          . since deregulation, the differences in the balance sheet structure and the complexity level between operating a thrift and a bank have significantly narrowed; and

          . thrifts are recruiting senior executives from commercial banks more frequently, and to obtain top talent, the thrifts are required to provide compensation levels competitive with banks.

          In addition, the Compensation Committee reviewed the salary history and performance levels for each of the executive officers in determining appropriate compensation levels. It is expected that the comparative salary data compiled by KPMG Peat Marwick LLP on comprehensive executive compensation will continue to be utilized as the primary source of information in subsequent years in determining compensation levels for executive officers.

          Executive officers' compensation consists principally of salary, annual incentive payments, recognition and retention stock grants and stock options. The salaries are generally in the average range compared to other similar institutions. The incentive payments are based on performance as well as position.

          Compensation of Chief Executive Officer. The Compensation Committee meets periodically to evaluate Mr. Bristol's performance and reports on that evaluation to the Outside Directors of the Board. The Chief Executive's compensation consists principally of three components:

               .    Salary
               .    Annual Incentive Payment
               .    Recognition and Retention Stock and Stock Option Grants

          Under the leadership of the Compensation Committee, subsequent to the determination of Mr. Bristol's fiscal 1996 compensation, the Board of Directors of the Bank, with Mr. Bristol excused, determined his fiscal 1996 compensation giving consideration to the size of the Bank, the duties and responsibilities of his position and a comparison of the compensation of chief executive officers of similarly situated financial institutions. Mr. Bristol's total cash compensation was based on his contribution to the overall long-term strategy and financial strength and performance of the Company.

          In 1993, the Bank adopted a discretionary Annual Incentive Compensation Program based on achievement of profitability performance goals while maintaining safety and soundness standards. The program's objective is to build shareholder value by providing an incentive to executives and staff to develop those business strategies and take those actions that will impact the Company's annual as well as long-term profitability. In order to attract and retain high quality executives, the Bank's executive compensation strategy is based on providing total target compensation opportunities that are at, or above, the competitive norms for companies competing in the Bank's employment market. The Company's total compensation philosophy is based on a combination of surveyed average base compensation plus an average to above average incentive opportunity with the intent of motivating management to continually meet or exceed the goals of increasing shareholder value.

          In addition to projected levels of profitability, the Chief Executive's annual incentive is dependent on the Bank maintaining certain levels of performance in the following areas:

          .     the regulatory capital ratios;
          .     the interest rate risk as measured by the one year interest rate sensitivity gap; and
          .     the ratio of non-performing assets to total assets.

          While these measures may change from year-to-year based on the strategic focus of the Company, the objective of achieving annual profitability goals and enhancing shareholder value while maintaining long-term safety and soundness will continue.

          The 1996 annual incentive award granted to the Chief Executive Officer is based on 40% of base salary if the target performance goals are achieved. If the performance goals are exceeded, the percentage of base salary award can be up to a maximum of 80%. Bank performance awards are based on pre-tax income objectives in addition to safety and soundness considerations.

                            Compensation Committee
                       Howard R. Jones, William R. Rybak

          Stock Performance Graph. The following table shows a comparison of the cumulative total stockholder return on the Company's Common Stock, based on the market price of the Common Stock, with the cumulative total return of companies in the Nasdaq National Market and Standard & Poor's Savings & Loan Companies Index. The Common Stock began trading on July 7, 1992.

                       COMPARISON OF 51-MONTH CUMULATIVE
                              TOTAL RETURN* AMONG
                      HINSDALE FINANCIAL CORPORATION, THE
                         NASDAQ STOCK MARKET-US INDEX
                  AND THE S&P SAVINGS & LOAN COMPANIES INDEX


                        PERFORMANCE GRAPH APPEARS HERE

                                                                S&P SAVINGS
                             HINSDALE          NASDAQ           & LOANS
Measurement Period           FINANCIAL         STOCK MARKET-    COMPANIES
(Fiscal Year Covered)        CORPORATION       US INDEX         INDEX
---------------------        -----------       -------------    -----------
Measurement Pt-07/31/1992    $100              $100             $100
FYE 09/30/1992               $ 99              $104             $ 84
FYE 09/30/1993               $175              $136             $113
FYE 09/30/1994               $202              $137             $114
FYE 09/30/1995               $229              $190             $146
FYE 09/30/1996               $242              $225             $169

          Summary Compensation Table. The following table sets forth the cash compensation paid by the Bank, for services rendered during the fiscal years ended September 30, 1996, 1995 and 1994, to the Chief Executive Officer and other executive officers of the Bank and/or the Company, who received an amount in salary and bonus in excess of $100,000 in the fiscal year ended September 30, 1996 ("Named Executive Officers").

 ==================================================================================================================================

                                            Annual Compensation                  Long-Term Compensation
                            ----------------------------------------------------------------------------------------
                                                                                  Awards             Payouts
                                                           Other       ---------------------------------------------      All
                             Year                          Annual        Restricted                                      Other
     Name and                Ended  Salary     Bonus    Compensation     Stock          Options/      LTIP           Compensation
 Principal Position           9/30    (1)       (2)         (3)          Awards         SARS (#)     Payouts             (4)
===================================================================================================================================

Kenne P. Bristol              1996  $220,000   $ 75,000   $   --         $     --         18,750      $   --           $20,919
  President, Chief            1995   212,700     65,000       --               --           --            --            15,838
  Executive Officer           1994   204,200    100,000       --               --           --            --            17,051
  and Director
-----------------------------------------------------------------------------------------------------------------------------------
Richard A. Hojnicki           1996  $ 99,000   $ 23,000   $   --         $     --          5,625      $   --           $13,388
  Executive Vice              1995    95,000     23,000       --               --           --            --             9,793
  President, Chief            1994    92,000     36,000       --               --           --            --             9,029
  Financial Officer
  and Corporate
  Secretary
===================================================================================================================================

-------------------------
(1) Includes Directors' fees paid to Mr. Bristol. Effective October 1, 1995, directors who are employees do not receive director's fees.
(2) Includes bonuses granted pursuant to the Bank's incentive bonus plan, which bases bonuses upon a percentage of officers' salaries if the Bank meets certain performance goals.
(3) Unless otherwise indicated, perquisites for the fiscal years ended September 30, 1996, 1995 and 1994 did not exceed the lesser of $50,000 or 10% of the total of the salary and bonus as reported for the Named Executive Officers.
(4) Represents the value of shares of Common Stock allocated to the account of the Named Executive Officer under the ESOP during the fiscal year in question, based on the market price of the Common Stock as of December 31, 1995, 1994 and 1993.

          Employment Agreement. The Bank has entered into an employment agreement with Mr. Bristol, which provides for a term of thirty-six months. On each anniversary date, the agreement may be extended for an additional twelve months, so that the remaining term shall be thirty-six months. If the agreement is not renewed, the agreement with Mr. Bristol will expire thirty-six months following the anniversary date. The current Base Salary for Mr. Bristol is $220,000. The base salary may be increased but not decreased. In addition to the Base Salary, the agreement provides for, among other things, disability pay, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The agreement provides for termination by the Bank for cause at any time. In the event the Bank terminates the executive's employment for reasons other than for cause, or in the event of the executive's resignation from the Bank upon (i) failure to re-elect the executive to his current offices,
(ii) a material change in the executive's functions, duties or responsibilities, or relocation of his principal place of employment, (iii) liquidation or dissolution of the Bank, or (iv) a breach of the agreement by the Bank, the executive, or in the event of death, his beneficiary would be entitled to severance pay in an amount equal to 2.99 times the annual rate of Base Salary at the time of termination. The Bank would also continue the executive's life, health, dental and disability coverage for the remaining unexpired term of the agreement.

          If termination, voluntary or involuntary, follows a change in control of the Bank or the Company, the executive or, in the event of death, his beneficiary, would be entitled to a severance payment equal to 2.99 times the annual rate of Base Salary at the time of termination. The Bank would also continue the executive's life, health, dental and disability coverage for thirty-six months. A change in control is generally defined to mean the acquisition by a person or group of persons having beneficial ownership of 20% or more of the Bank's or the Company's Common Stock during the term of the agreement, or a merger or other form of business combination, sale of assets, or contested election of directors which results in a change of a majority of the Board of Directors. The Company has agreed to reimburse the executive for any excise taxes that may be imposed under the federal income tax code in connection with any payments made following a change in control.

          Severance Agreements. The Bank has entered into a severance agreement with Mr. Hojnicki. The Severance Agreement provides for a term of twelve months; on the first anniversary date and continuing on each anniversary thereafter, the agreement may be extended so that the remaining term shall be twelve months. If not renewed, the agreement expires twelve months thereafter. The agreement provides that at any time following a change in control of the Company or the Bank, if the Company or the Bank terminates the officer's employment for any reason other than cause, or if the officer terminates his employment following his demotion, loss of title, office or significant authority, a reduction in his compensation, or relocation of his principal place of employment, the officer or, in the event of death, his beneficiary, would be entitled to receive a severance payment equal to an amount equal to one and one half times the base salary. The Bank would also continue the officer's life, health, dental and disability coverage for the remaining unexpired term of the agreement. Payment to the officer under the agreement will be provided by the Company in the event that payment or benefits are not paid by the Bank. The Bank has entered into similar severance agreements with four other officers of the Bank.

          Fiscal Year End Option Values. The Board of Directors of the Company established Stock Option Plans which provide discretionary awards to its officers and key employees. The following table provides certain information with respect to the number of shares of Common Stock represented by stock options held by the Named Executive Officers as of September 30, 1996. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock. Please refer to "Summary Compensation Table" for options granted in 1996. No options were exercised.


===================================================================================================================
                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                     FISCAL YEAR-END OPTION VALUES
===================================================================================================================
                                                                Number of Unexercised      Value of Unexercised In-
                                                                      Options at             The-Money Options at
                                                                   Fiscal Year-End              Year-End (2)
                                                              -----------------------------------------------------
                               Shares Acquired     Value      Exercisable/Unexercisable   Exercisable/Unexercisable
        Name                    Upon Exercise    Realized (1)            (#)                         ($)
-------------------------------------------------------------------------------------------------------------------
Kenne P. Bristol ...........                --           --               30,044/26,261             465,682/159,545
  President, Chief
  Executive Officer and
  Director
-------------------------------------------------------------------------------------------------------------------
Richard A. Hojnicki ........                --           --                15,623/9,530              242,157/73,465
  Executive Vice President,
  Chief Financial Officer
  and Corporate Secretary
===================================================================================================================

----------------------
(1) Equals the aggregate difference between the exercise price of the stock options and the market value of the Common Stock on the date of the exercise.
(2) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on September 30, 1996, at which date the last sales price of the Common Stock, as quoted on the Nasdaq National Market, was $23.50.

          Retirement Plan. The Bank maintains the Hinsdale Federal Bank for Savings Pension Plan ("Retirement Plan"), for the benefit of the employees of the Bank. The Retirement Plan is a noncontributory defined benefit pension plan. All employees who have worked at the Bank for a twelve month period and within that period have been credited with 1,000 or more hours of employment with the Bank and have attained age 21 are eligible to participate in the Retirement Plan. Each year the Bank contributes such amount, if any, to the Retirement Plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

          The following table sets forth the estimated annual benefits payable upon retirement at age 65 in calendar year 1996, expressed in the form of a single life annuity, for the final average salary and benefit service classifications specified.

                       Years of Benefit Service at Retirement
                 ------------------------------------------------
Final Salary     15 Years  20 Years  25 Years  30 Years  35 Years
---------------  --------  --------  --------  --------  --------
      $25,000     $ 5,588   $ 7,450   $ 9,313   $11,175   $13,038
       50,000      12,150    16,200    20,250    24,300    28,350
       75,000      18,713    24,950    31,188    37,425    43,663
      100,000      25,275    33,700    42,125    50,550    58,975
      125,000      31,838    42,450    53,063    63,675    74,288
      150,000 (1)  38,400    51,200    64,000    76,800    89,600

-----------------------------
(1)  The maximum annual salary under the Internal Revenue Code of 1986.

          Compensation covered by the Retirement Plan is total compensation received from the Bank except bonuses, overtime, commissions, director's fees or other forms of special compensation, before reducing such compensation pursuant to a deferral election of the employee under any plan of the Bank established in accordance with the provisions of Section 401(k) or Section 125 of the Internal Revenue Code of 1986, as amended (the "Code").

          The following table sets forth the years of credited service (i.e., benefit service) as of September 30, 1996 for each Named Executive Officer.

                                            Credited Service
                                                  Years
                                            ----------------

                Kenne P. Bristol............       18
                Richard A. Hojnicki.........       20


Directors' Compensation

          Fees. Directors do not receive fees from the Company for services on the Company's Board. Outside Directors of the Bank receive a monthly fee of $1,500. Directors who are not officers also receive $200 for each committee meeting attended. Outside Directors of the Bank's subsidiaries receive $300 per quarter for serving on one or all of these Boards.

          Directors Option Plan. Under the Directors Option Plan, each Outside Director of the Company, at the time of the Bank's conversion to stock form, received non-statutory options to purchase 15,362 shares of Common Stock at an exercise price of $8.00 per share. To the extent options for shares are available for grants under the Directors Option Plan, each Outside Director who is first elected as a director subsequent to July 7, 1992 will be granted, effective as of the date on which such subsequent Outside Director is qualified and first begins to serve as an Outside Director, non-statutory stock options to purchase 15,362 shares of Common Stock or such lesser number of shares as remain in the plan at an exercise price equal to the then fair market value of the Common Stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Persons and groups owning in excess of 5% of the Company's Common Stock are required to file certain reports regarding such ownership with the Company and with the Securities and Exchange Commission ("SEC"), in accordance with the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth information regarding persons known to be beneficial owners of more than five percent of the Common Stock outstanding as of January 27, 1997.


                                        Amount and Nature
                Name and Address of       of Beneficial     Percent
Title of Class   Beneficial Owners          Ownership       of Class
--------------  -------------------     -----------------   ---------
Common stock    Dierberg Four, L.P.          271,875 (1)     10.03%
                330 East First Street
                Hermann, Missouri  54041

Common stock    The Banc Funds               174,174 (2)      6.43%
                208 S. LaSalle Street
                Chicago, Illinois 60604

-----------------------------
(1) Dierberg Four, L.P. is a Delaware limited partnership, the general partner of which is Hermannhof, Inc., a Missouri corporation. James F. Dierberg is the controlling shareholder of Hermannhof, Inc.
(2) According to the Form 13D filed on November 18, 1996 with the SEC, the Banc Funds consist of BF II, BF III, T III, BF IV, T IV, MidBanc II, MidBanc III, MidBanc IV, Management II, Management III, Management IV, The Chicago Corporation and ChiCorp who purchased shares of the Company for investment purposes.

          Security Ownership of Management

          Set forth below is information regarding the beneficial ownership of the Common Stock by the directors and executive officers of the Company:


                              Number of Shares           Percent
Name                         Beneficially Owned (1)      Of Class
----                         ------------------          --------
William R. Rybak                   39,112 (2)              1.38%
Donald E. Sveen                    60,363 (2)              2.13
Kenne P. Bristol                   64,857 (3)              2.28
Howard A. Davis                     7,500 (4)              0.26
Howard R. Jones                    40,363 (2)              1.42
Russell F. Stephens, Jr.           28,293 (2)              1.00
Richard A. Hojnicki                40,056 (5)              1.41

Directors and Executive Officers
as a group (9 persons)            305,940 (6)(7)          10.78%
                                  =======                 =====

------------
(1) Unless otherwise indicated, each person effectively exercises sole (or shared with spouse) voting and dispositive power as to the shares reported.
(2) Includes 15,362 shares that may be acquired pursuant to the exercise of options granted under the 1992 Stock Option Plan for Outside Directors (the "Directors Option Plan").
(3) Includes 36,294 shares granted to Mr. Bristol that may be acquired pursuant to presently exercisable stock options.
(4) Includes 5,000 shares granted to Mr. Davis that may be acquired pursuant to presently exercisable stock options.
(5) Includes 17,498 shares granted to Mr. Hojnicki that may be acquired pursuant to presently exercisable stock options.
(6) Includes 3,229 unallocated shares under the Bank Recognition and Retention Plans. Also includes 67,210 shares that may be acquired pursuant to presently exercisable stock options granted to executive officers, and 61,448 shares that may be acquired pursuant to presently exercisable stock options granted under the Directors Option Plan.
(7) Includes 8,053 shares allocated to the accounts of executive officers under the Bank's ESOP. Excludes the remaining 125,751 shares of Common Stock owned by the Bank's ESOP. The ESOP Administrative committee administers the ESOP. Under the terms of the ESOP, shares of Common Stock allocated to the account of employees are voted in accordance with the instructions of the respective employees. Unallocated shares are voted by the ESOP Trustee in a manner that reflects the directions received from employees as to allocated shares.

Item 13.  Certain Relationships and Related Transactions.

          The Bank does not make loans to its directors and executive officers, and has no relationships with its directors or executive officers that are required to be disclosed pursuant to this Item.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  January 28, 1997               HINSDALE FINANCIAL CORPORATION
                                       (Registrant)


                                       By: /s/ Kenne P. Bristol
                                           --------------------
                                       Kenne P. Bristol
                                       President, Chief Executive Officer and
                                        Director