Form 10-K/A
period 1996-09-30
HINSDALE FINANCIAL CORPORATION
filed 1997-01-29
CIK 885638

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                AMENDMENT NO. 3
                                      TO
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

The Registrant had 2,695,085 shares of common stock outstanding as of December 13, 1996 and 2,710,447 shares of common stock outstanding as of January 27, 1997.

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