Form 10-Q
period 1996-12-31
HINSDALE FINANCIAL CORPORATION
filed 1997-02-10
CIK 885638

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

              ( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

              (X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from October 1, 1996 to December 31, 1996


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

YES  X   NO
    ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.
      Common Stock, $0.01 par value -2,710,447 shares outstanding as of February 7, 1997.

================================================================================

                Hinsdale Financial Corporation and Subsidiaries
                                   Form 10-Q

                                     Index
                                     -----

Part I.    Financial Information                                          Page
-------    ---------------------                                          ----

Item 1.    Financial Statements (unaudited)


           Consolidated Statements of Financial Condition
           as of December 31, 1996 and September 30, 1996                    1

           Consolidated Statements of Income for the Three
           Months Ended December 31, 1996 and 1995                           2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Three Months Ended December 31, 1996 and 1995             3

           Consolidated Statements of Cash Flows for the
           Three Months Ended December 31, 1996 and 1995                     4

           Notes to Consolidated Financial Statements                        5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         6



Part II.   Other Information
--------   -----------------

Item 1.    Legal Proceedings                                                14

Item 2.    Changes in Securities                                            14

Item 3.    Defaults upon Senior Securities                                  14

Item 4.    Submission of Matters to a Vote of Security Holders              14

Item 5.    Other Information                                                14

Item 6.    Exhibits and Reports on Form 8-K                                 15

           Signature Page                                                   16

Hinsdale Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                                       December 31,   September 30,
(In thousands, except share data)                                                                          1996            1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                (unaudited)
Assets
Cash and due from banks                                                                             $      7,645             6,069
Interest-bearing deposits                                                                                 19,596            22,924
Investment securities available for sale, at fair value                                                    1,998             1,998
Mortgage-backed securities available for sale, at fair value                                               5,140             5,367
Loans, net of allowance for losses of $2,272 at
  December 31, 1996 and $2,412 at September 30, 1996                                                     609,371           590,722
Accrued interest receivable                                                                                3,522             3,431
Real estate                                                                                                1,586             1,249
Premises and equipment, net                                                                                6,592             6,669
Stock in Federal Home Loan Bank of Chicago, at cost                                                        7,445             7,445
Other assets                                                                                               5,069             5,023
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $    667,964           650,897
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                                          $    462,869           452,472
  Borrowed funds                                                                                         131,900           128,949
  Collateralized mortgage obligations                                                                      2,243             2,542
  Advances by borrowers for taxes and insurance                                                            7,919             2,820
  Accrued expenses and other liabilities                                                                   6,407             8,643
-----------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                                  611,338           595,426
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 1,500,000 shares; none outstanding                               -                 -
  Common stock, $.01 par value; authorized 6,000,000 shares;
   2,790,085 shares issued and 2,695,085 outstanding at December 31, 1996
   and September 30, 1996                                                                                     27                27
  Additional paid-in capital                                                                              21,066            21,066
  Retained earnings, substantially restricted                                                             37,117            36,038
  Treasury stock, at cost (95,000 shares)                                                                 (1,284)           (1,284)
  Common stock purchased by:
   Employee Stock Ownership Plan                                                                            (428)             (471)
  Net unrealized gains on securities available for sale, net of tax                                          128                95
-----------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                                          56,626            55,471
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $    667,964           650,897
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Hinsdale Financial Corporation and Subsidiaries
Consolidated Statements of Income

                                                                                                              Three Months Ended
                                                                                                                 December 31,
(In thousands, except per share amounts)                                                                       1996         1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (unaudited)
Interest Income:
  Loans                                                                                                    $  10,687        11,164
  Mortgage-backed securities                                                                                     113           161
  Investment securities                                                                                          161           192
  Interest-bearing deposits                                                                                      137           266
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                                                     11,098        11,783
-----------------------------------------------------------------------------------------------------------------------------------

Interest Expense:
  Deposits                                                                                                     4,828         4,981
  Borrowed funds                                                                                               1,922         2,604
  Collateralized mortgage obligations                                                                             74           129
-----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                                                     6,824         7,714
-----------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                                                                        4,274         4,069
    Provision for loan losses                                                                                      -            50
-----------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses                                                        4,274         4,019
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
  Gain on sales of loans and mortgage-backed securities                                                           70            98
  Income from real estate operations                                                                              78            76
  Servicing fee income                                                                                           115           101
  Fees and commissions                                                                                         2,887         2,412
  Other                                                                                                            6           291
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                                                   3,156         2,978
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
  Compensation and benefits                                                                                    3,135         2,898
  Occupancy expense                                                                                              805           701
  Federal deposit insurance premiums                                                                             206           259
  Computer services                                                                                              141           140
  Other                                                                                                        1,379         1,298
-----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                                                  5,666         5,296
-----------------------------------------------------------------------------------------------------------------------------------
    Income before income taxes                                                                                 1,764         1,701
  Income tax expense                                                                                             685           679
-----------------------------------------------------------------------------------------------------------------------------------
    Net income                                                                                             $   1,079         1,022
-----------------------------------------------------------------------------------------------------------------------------------

  Primary earnings per share                                                                               $    0.39          0.37
  Fully diluted earnings per share                                                                         $    0.38          0.37
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------





Hinsdale Financial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity



                                                                  Additional
                                                        Common       Paid-in      Retained     Treasury
(In thousands)                                           Stock       Capital      Earnings        Stock
=========================================================================================================

Three Months Ended December 31, 1995
Balance at September 30, 1995                    $           27       20,861        32,966       (1,284)
Net income                                                    -            -         1,022            -
Proceeds from exercise of stock options                       -           12             -            -
Tax benefit from stock related
   compensation                                               -            8             -            -
Principal payment on ESOP loan                                -            -             -            -
Fractional shares related to stock split                      -            -            (2)           -
Change in net unrealized gains on
   securities available for sale,
   net of tax                                                 -            -             -            -
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                     $           27       20,881        33,986       (1,284)
=========================================================================================================


Three Months Ended December 31, 1996

Balance at September 30, 1996                    $           27       21,066        36,038       (1,284)
Net income                                                    -            -         1,079            -
Principal payment on ESOP loan                                -            -             -            -
Change in net unrealized gains on
   securities available for sale,
   net of tax                                                 -            -             -            -
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                     $           27       21,066        37,117       (1,284)
=========================================================================================================


                                                                                Unrealized
                                                  Common       Common       Gains (Losses)
                                                   Stock        Stock        on Securities
                                                Acquired     Acquired            Available
                                                 By ESOP      By BRPs             for Sale          Total
============================================================================================================
                                                (unaudited)
Three Months Ended December 31, 1995
Balance at September 30, 1995                       (686)         (86)                 179         51,977
Net income                                             -            -                    -          1,022
Proceeds from exercise of stock options                -            -                    -             12
Tax benefit from stock related
   compensation                                        -            -                    -              8
Principal payment on ESOP loan                        43            -                    -             43
Fractional shares related to stock split               -            -                    -             (2)
Change in net unrealized gains on
   securities available for sale,
   net of tax                                          -            -                   48             48
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                        (643)         (86)                 227         53,108
============================================================================================================


Three Months Ended December 31, 1996
Balance at September 30, 1996                      (471)            -                   95         55,471
Net income                                             -            -                    -          1,079
Principal payment on ESOP loan                        43            -                    -             43
Change in net unrealized gains on
   securities available for sale,
   net of tax                                          -            -                   33             33
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                       (428)            -                  128         56,626
============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

Hinsdale Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                             Three Months Ended
                                                                                                                December 31,

(In thousands)                                                                                               1996           1995
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 (unaudited)
Cash Flows From Operating Activities:

   Net income                                                                                     $            1,079          1,022
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                                            358            260
        Amortization of deferred gain                                                                              -            (65)
        Provision for loan losses                                                                                  -             50
        Amortization of premiums, discounts, and deferred loan fees                                              109             75
        Additions to deferred fees                                                                              (116)          (111)
        Amortization of collateralized mortgage obligations discount                                              26             43
        Originations of loans held for sale                                                                 (105,504)       (89,055)
        Sale of loans originated for resale                                                                   90,600         89,733
        Gain on sales of loans and mortgage-backed securities                                                    (70)           (98)
        Increase in accrued interest receivable                                                                  (91)          (182)
        Increase in other assets                                                                                (400)          (364)
        Increase (decrease) in accrued expenses and other liabilities                                         (2,253)           936
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                                          (16,262)         2,244
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows From Investing Activities:
   Loans originated for investment                                                                           (22,496)       (27,904)
   Loans purchased                                                                                            (1,397)        (1,512)
   Purchase of premises and equipment                                                                           (201)          (106)
   Principal collected on loans                                                                               20,161         21,028
   Principal collected on mortgage-backed securities                                                             278            494
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                                         (3,655)        (8,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
   Net increase in deposits                                                                                   10,397         13,682
   Proceeds from borrowed funds                                                                               38,000          9,000
   Repayment of borrowed funds                                                                               (35,049)       (44,234)
   Repayment of collateralized mortgage obligations                                                             (325)          (434)
   Net increase in advance payments by borrowers for taxes and insurance                                       5,099            447
   Decrease in ESOP loan                                                                                          43             43
   Proceeds from options exercised                                                                                 -             12
   Cash paid in lieu of fractional shares related to 25% stock split                                               -             (2)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                                                           18,165        (21,486)
------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                                     (1,752)       (27,242)
Cash and cash equivalents at beginning of period                                                              28,993         56,272
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                        $           27,241         29,030
------------------------------------------------------------------------------------------------------------------------------------


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                                    $            6,821          7,808
      Income taxes                                                                                               100            345

Supplemental Disclosures of Noncash Activities:
   Loans exchanged for mortgage-backed securities                                                 $            1,907          7,791
   Additions to real estate acquired in settlement of loans                                                      187              -
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

Hinsdale Financial Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Three Months Ended December 31, 1996 and 1995

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

    The unaudited consolidated financial statements include the accounts of Hinsdale Financial Corporation ("the Company"), its wholly-owned subsidiary, Hinsdale Federal Bank for Savings ("the Bank"), and the Bank's wholly-owned subsidiaries: Preferred Mortgage Associates, Ltd. ("Preferred"), Hinsdale Insurance Services, Inc., and NASCOR II Corporation. All material intercompany balances and transactions have been eliminated.

(2)   Change in Fiscal Year

    As a result of the Merger with Liberty Bancorp, Inc., the Company has changed its fiscal year end from September 30 to December 31. Therefore, the current quarter ended December 31, 1996 represents the first and only quarter of the partial year ended December 31, 1996.

(3)   Earnings per Share

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

(4)   Commitments and Contingencies

    At December 31, 1996, the Company had outstanding commitments to originate and purchase loans of $39.6 million, of which $20.2 million were fixed-rate and $19.4 million were adjustable-rate commitments. Unused equity lines of credit available to customers were $61.5 million at December 31, 1996.

(5)   Reclassifications

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

    On May 31, 1995, the Company acquired Preferred Mortgage Associates, Ltd. ("Preferred"), one of the largest mortgage brokers in the Chicago metropolitan area. Preferred has four mortgage origination offices including its headquarters in Downers Grove, Illinois. Established in 1987, Preferred brokered loans for twenty-five separate lenders in 1996. The Bank anticipates that it will continue to retain approximately 20% of Preferred's current annual loan origination volume. Effective October 1, 1995, the Company transferred the ownership of Preferred to the Bank. The acquisition of Preferred has resulted in significant increases in both noninterest income and noninterest expense.

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

    On August 2, 1996, the Company announced an Agreement and Plan of Merger with Liberty Bancorp, Inc., which provides, among other things, that (i) Liberty Bancorp, Inc. will be merged with and into Hinsdale Financial Corporation, with Hinsdale Financial Corporation as the surviving corporation, which effective upon consummation of the transactions contemplated in the Merger Agreement, will amend its Certificate of Incorporation to increase the total number of authorized shares of common stock to 11,000,000 and operate under the name "Alliance Bancorp," (ii) Liberty Federal Savings Bank, the savings bank subsidiary of Liberty Bancorp, Inc., will be merged with and into Hinsdale Federal Bank for Savings, the savings bank subsidiary of the Hinsdale Financial Corporation, and the resulting bank will operate under the new name of Liberty Federal Bank, and (iii) each outstanding share of Liberty Bancorp, Inc. common stock issued and outstanding at the effective time of the Merger shall be converted into 1.054 shares of common stock of Alliance Bancorp. The Merger has been approved by the shareholders of both companies. Consummation of the Merger is subject to all required regulatory approvals. It is expected that the Merger will be completed at the close of business on February 10, 1997 and be accounted for under the purchase method of accounting.

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

    The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's liquidity ratio was 5.14% at December 31, 1996.

    The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1996, cash and cash equivalents totaled $27.2 million.

    Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments and interest-bearing deposits. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of Federal Home Loan Bank of Chicago ("FHLB") advances.

    The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, were $16.3 million for the three months ended December 31, 1996. Net cash used in investing activities, consisting primarily of disbursements for loans originated for investment and purchases of loans, offset by principal collections on loans and mortgage-backed securities was $3.7 million for the three months ended December 31, 1996. Net cash provided by financing activities, consisting primarily of net activity in deposit and escrow accounts, net repayment of borrowed funds and the repayment of collateralized mortgage obligations, totaled $18.2 million for the three months ended
December 31, 1996.

    In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company will engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through the Federal National Mortgage Association ("FNMA") are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At December 31, 1996 the Company had forward commitments to sell $500,000 FNMA mortgage-backed securities with delivery dates in January 1997.

    The Bank's tangible capital ratio at December 31, 1996 was 7.83%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $42.2 million. The Bank's leverage capital ratio at December 31, 1996 was 8.05%. This exceeded the leverage capital requirement of 3.0% of adjusted assets by $33.7 million. The

Bank's risk-based capital ratio was 13.43% at December 31, 1996. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $22.2 million.

Changes in Financial Condition

    The Company reported total assets of $668 million at December 31, 1996, an increase of $17.1 million, or 2.6%, from September 30, 1996, primarily as a result of loans originated for sale. The loan portfolio increased $18.7 million from $590.7 million at September 30, 1996, to $609.4 million at December 31, 1996. For the current three-month period, loans originated and purchased were $129.4 million, which were offset by principal reductions of $20.2 million and the sale of $90.6 million loans.

    Deposits increased $10.4 million, or 2.3%, to $462.9 million at December 31, 1996 from $452.5 million at September 30, 1996. The average cost of deposits was 4.24% for the three months ended December 31, 1996. This represents a slight decrease from the average cost of deposits of 4.30% reported for the year ended September 30, 1996. The Bank increased borrowings from the FHLB by $3.0 million during the quarter to partially offset the increase in the loan portfolio. Advance payments from borrowers for taxes and insurance increased $5.1 million, primarily due to timing of payments.

    Stockholders' equity totaled $56.6 million at December 31, 1996. The number of common shares outstanding were 2,695,085 and book value per common share outstanding was $21.01 per share.

Asset Quality
Non-performing Assets

    The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at December 31, 1996 nor during the quarter ended December 31, 1996, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.

                                                                                 Quarter Ended
                                          -----------------------------------------------------------------------------------------
                                            December 31,          September 30,       June 30,         March 31,       December 31,
(Dollars in thousands)                          1996                   1996             1996              1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual mortgage loans
   90 days or more past due            $           1,163                    932              731               866            1,089
Non-accrual consumer loans
   90 days or more past due                            -                      -                -                 -               56
                                          -----------------------------------------------------------------------------------------
Total non-performing loans                         1,163                    932              731               866            1,145
Total foreclosed real estate                         545                    207              160                 -                -
                                          -----------------------------------------------------------------------------------------
Total non-performing assets            $           1,708                  1,139              891               866            1,145
                                          -----------------------------------------------------------------------------------------
Total non-performing loans
   to total loans                                   0.18     %             0.15             0.12              0.13             0.18

Total non-performing assets
   to total assets                                  0.26     %             0.17             0.13              0.13             0.17

Classification of Assets

    The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

    As of December 31, 1996, the Company had total classified assets of $545,000, all of which were classified "substandard". Substandard assets consisted of foreclosed single family residential loans (real estate owned).

Asset/Liability Management

    The Company manages its exposure to interest rate risk by emphasizing the origination and purchase of adjustable-rate mortgage ("ARM") loans. Management believes that investing in ARM loans, short-term profits are possibly sacrificed compared to the yields obtainable through investment in fixed-rate loans, however, the Company's exposure to the risk of interest rate fluctuations is reduced, thereby enhancing long-term profitability. The fixed-rate mortgage loans the Bank originates are securitized and sold into the secondary market, with servicing retained, as part of its operation and interest rate risk management strategy. More recently, the Company has placed additional emphasis on origination of home equity lines of credit, the interest rates on which adjust with the prime rate. An increase in home equity lines of credit should enhance the Bank's interest rate spread and its interest rate risk management.

    The Bank seeks to lengthen the maturities of its deposits by emphasizing savings certificates with maturities of three months or more. At December 31, 1996, savings certificates with original maturities of three months or more totaled $267.9 million, or 57.9%, of total deposits. The Bank seeks to reduce its risk of early withdrawals from its longer term savings certificates by requiring early withdrawal penalties on all certificates. The Bank does not actively solicit high-rate jumbo certificates of deposit or brokered funds.

    Matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive by monitoring an institution's interest rate sensitivity gap. An asset or liability is considered interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The Company's one-year interest sensitivity gap as a percent of total assets was a negative 4% at December 31, 1996.

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Regular savings accounts, NOW accounts and money market accounts, which collectively totaled $153 million at December 31, 1996, were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. The collateralized mortgage obligations were assumed to prepay at the same rate used for the mortgage-backed securities collateralizing these obligations. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

Interest Rate Sensitivity Gap Analysis


                                                                                     At December 31, 1996
                                                           ------------------------------------------------------------------------
                                                                                 More Than     More Than
                                                                  1 Year            1 Year       3 Years     More Than
(Dollars in thousands)                                           Or Less        To 3 Years    To 5 Years       5 Years        Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                                      $      243,190            266,454        17,842        21,454       548,940
Equity lines of credit (1)                                      56,129                  -             -             -        56,129
Consumer loans (1)                                               2,567                805           441         1,598         5,411
Mortgage-backed securities (2)                                   1,042              1,430           928         1,542         4,942
Interest-bearing deposits                                       19,596                  -             -             -        19,596
Investment securities (2)                                        9,446                  -             -             -         9,446
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                               331,970            268,689        19,211        24,594       644,464

Interest-Bearing Liabilities

Regular savings accounts                                        13,283             20,176        13,153        31,524        78,136
NOW interest-bearing accounts                                    8,577              7,851         2,101         4,652        23,181
Money market accounts                                           41,121              5,727         2,726         2,478        52,052
Certificate accounts                                           184,651             42,670        40,532             -       267,853
Borrowed funds                                                 111,900             15,000         5,000             -       131,900
Collateralized mortgage obligations                              1,648                595             -             -         2,243
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                          361,180             92,019        63,512        38,654       555,365
-----------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                                $      (29,210)           176,670       (44,301)      (14,060)       89,099
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap                     $      (29,210)           147,460       103,159        89,099
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
   percentage of total assets                                    (4.37)   %         22.08         15.45         13.34
Cumulative net interest-earning assets as a
   percentage of interest-sensitive liabilities                  91.91    %        132.54        119.96        116.04
-----------------------------------------------------------------------------------------------------------------------------------

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


                                                         Three Months Ended December 31,                          At December 31,
                                     -------------------------------------------------------------------------

                                                    1996                                 1995                          1996
                                     -------------------------------------------------------------------------  --------------------

                                                            Average                               Average
                                       Average               Yield/         Average                Yield/                   Yield/
(Dollars in thousands)                 Balance    Interest     Cost         Balance     Interest     Cost         Balance     Cost
--------------------------------------------------------------------------------------------------------------  --------------------
Assets:
Interest-earning assets:
Mortgage loans, net               $  534,992   $    9,525     7.12  %  $   575,810  $   10,297      7.15  %  $   547,831     7.25  %

Equity lines of credit                53,383        1,047     7.78          24,007         541      8.94         56,129      7.95
Consumer loans                         5,039          115     9.13          11,555         326     11.29          5,411      8.08
Mortgage-backed securities             5,339          113     8.47           7,701         161      8.36          5,140      8.71
Interest-bearing deposits             19,971          137     2.68          29,505         266      3.53         19,596      6.50
Investment securities                  9,446          161     6.77          11,218         192      6.85          9,443      6.72
------------------------------------------------------------------------------------------------------------    --------------------

Total interest-earning assets        628,170       11,098     7.06         659,796      11,783      7.14        643,550      7.30
Noninterest-earning assets            21,137                                20,851                               24,414
------------------------------------------------------------------------------------------------------------    --------------------

Total assets                      $  649,307                           $   680,647                           $  667,964
------------------------------------------------------------------------------------------------------------    --------------------


Liabilities and Stockholders'
Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                  $  341,937   $    4,322     5.02  %  $   337,809  $    4,415      5.18  %  $  345,989      5.02  %

NOW noninterest-bearing
   accounts                           35,573            -        -          32,772           -         -         41,647         -
NOW interest-bearing accounts         22,927           90     1.56          22,890          96      1.66         23,181      1.62
Money market accounts                 51,110          416     3.23          55,346         470      3.37         52,052      3.31
------------------------------------------------------------------------------------------------------------    --------------------

Total deposits                       451,547        4,828     4.24         448,817       4,981      4.40        462,869      4.21
Funds borrowed:
Borrowed funds                       125,660        1,922     5.99         158,325       2,604      6.44        131,900      6.09
Collateralized mortgage
   obligations                         2,234           74    13.25           3,947         129     13.07          2,243     12.81
------------------------------------------------------------------------------------------------------------    --------------------

Total funds borrowed                 127,894        1,996     6.11         162,272       2,733      6.60        134,143      6.20
------------------------------------------------------------------------------------------------------------    --------------------

Total interest-bearing liabilities   579,441        6,824     4.65         611,089       7,714      4.99        597,012      4.66
Other liabilities                     13,963                                17,281                               14,326
------------------------------------------------------------------------------------------------------------    --------------------

Total liabilities                    593,404                               628,370                              611,338
Stockholders' equity                  55,903                                52,277                               56,626
------------------------------------------------------------------------------------------------------------    --------------------

Total liabilities and
   stockholders' equity           $  649,307                           $   680,647                           $  667,964
------------------------------------------------------------------------------------------------------------    --------------------

Net interest income/
   interest rate spread                        $    4,274     2.41  %               $    4,069      2.15  %                  2.64  %

------------------------------------------------------------------------------------------------------------    --------------------

Net interest-earning assets/
   net interest margin            $   48,729                  2.72  %  $    48,707                  2.47  %
------------------------------------------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities         1.08  X                               1.08  X
------------------------------------------------------------------------------------------------------------

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


                                                                                            Three Months Ended December 31, 1996
                                                                                                         Compared To
                                                                                            Three Months Ended December 31, 1995
                                                                                          -----------------------------------------
                                                                                                     Increase (Decrease)
                                                                                                   In Net Interest Income
                                                                                                           Due To
                                                                                          -----------------------------------------
(In thousands)                                                                               Volume            Rate             Net
-----------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:

Mortgage loans, net                                                                   $       (729)            (43)           (772)
Equity lines of credit                                                                         584             (78)            506
Consumer loans                                                                                (158)            (53)           (211)
Mortgage-backed securities                                                                     (50)               2            (48)
Interest-bearing deposits                                                                      (74)            (55)           (129)
Investment securities                                                                          (29)             (2)            (31)
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                                                                      (456)           (229)           (685)
-----------------------------------------------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                                                                        30            (183)           (153)
Funds borrowed                                                                                (546)           (191)           (737)
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                                                                      (516)           (374)           (890)
-----------------------------------------------------------------------------------------------------------------------------------
Net change in net interest income                                                     $          60            145             205
-----------------------------------------------------------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months Ended
December 31, 1996 and December 31, 1995

General

    Net income totaled $1,079,000, or $0.38 per fully diluted share for the three months ended December 31, 1996, as compared to $1,022,000, or $0.37 per fully diluted share reported for the quarter ended December 31, 1995. Net interest income for the three months ended December 31, 1996 was $4.3 million, an increase of $205,000 from the December 31, 1995 quarter of $4.1 million.

Interest Income

    Interest income for the quarter ended December 31, 1996 totaled $11.1 million, a decrease of $685,000, or 5.8%, from the prior year's quarter. Interest income on mortgage loans decreased $772,000, or 7.5%, to $9.5 million from the comparable quarter of 1995. This decrease resulted primarily from a decrease of $40.8 million, or 7.1% in the average mortgage loan portfolio, to $535 million when comparing the 1996 and 1995 periods. The annualized average yield on the mortgage loan portfolio decreased slightly to 7.12% for the three months ended December 31, 1996, from 7.15% for the 1995 period. Interest income on equity lines of credit increased $506,000, or 93.5%, to $1.0 million from the prior year's quarter. As a result of the Bank's promotion of this product, the average balance of equity lines of credit increased $29.4 million, or 122.4%, to $53.4 million from $24.0 million from the comparable quarter of 1995. Interest income on consumer loans decreased $211,000 to $115,000 for the three months ended December 31, 1996. The decrease is primarily the result of the sale in March 1996 of the Bank's credit card portfolio. Interest income on mortgage-backed securities for the three months ended December 31, 1996 decreased $48,000 to $113,000 from the comparable quarter of 1995. The annualized average yield on the mortgage-backed securities portfolio increased to 8.47% for the three months ended December 31, 1996, from 8.36% for the comparable 1995 period. The average balance of the mortgage-backed securities portfolio for the 1996 period decreased $2.4 million, or 30.7%, to $5.3 million from the prior year's period. The average balance of the investment securities portfolio for the 1996 period decreased $1.8 million, or 15.8%, to $9.4 million compared to the three months ended December 31, 1995 as a result of maturities in the portfolio.

Interest Expense

    Interest expense on deposit accounts decreased $153,000, or 3.1%, to $4.8 million, for the quarter ended December 31, 1996 compared to the prior year's quarter. The annualized average cost of deposits for the three months ended December 31, 1996 was 4.24%, a decrease from the annualized average cost of 4.40% for the comparable 1995 period. The average deposit base increased $2.7 million to $451.5 million during the 1996 period. For the quarter ended
December 31, 1996, the Company recorded interest expense on borrowed funds of $1.9 million on an average balance of $125.7 million at an annualized cost of 5.99% related to FHLB advances. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.7 million, or 43.4%, to $2.2 million for the three months ended December 31, 1996 compared to the 1995 period, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds. The interest expense on the CMO bonds for the 1996 period decreased $55,000 to $74,000 compared to the three months ended December 31, 1995. The annualized average cost on the CMO bonds increased to 13.25% for the 1996 quarter from 13.07% for the three months ended December 31, 1995, due to adjustments to the discount on the bonds for changes in the estimated average maturities of the collateral.

Net Interest Income

    Net interest income for the three months ended December 31, 1996 increased $205,000 or 5.0%, to $4.3 million from the comparable 1995 period. The annualized average yield on interest-earning assets decreased from 7.14% to 7.06% when comparing the 1995 and 1996 quarters. The annualized average cost of interest-bearing liabilities decreased from 4.99% to 4.65%. This resulted in an annualized average net interest rate spread of 2.41% for the three-month period ended December 31, 1996 compared to 2.15% for the comparable prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities decreased $31.6 million during the quarter ended December 31, 1996 compared to the 1995 quarter.

Provision for Loan Losses

    Based on management's evaluation of the loan portfolio, no provision for loan losses was recorded during the quarter ended December 31, 1996. A $50,000 provision had been recorded in the 1995 period. The amount of non-performing loans at December 31, 1996, was $1,163,000, or 0.18% of total loans, compared to $1,145,000 or 0.18% of total loans at December 31, 1995.

Noninterest Income

    Total noninterest income for the three months ended December 31, 1996 was $3.2 million, an increase of $178,000 from the 1995 period. Fees and commissions increased $475,000 for the quarter ended December 31, 1996 primarily due to loan origination fees contributed by Preferred. Other noninterest income for the quarter ended December 31, 1995 included a $288,000 state tax refund.

Noninterest Expense

    Noninterest expense for the quarter ended December 31, 1996 totaled $5.7 million, an increase of $370,000, or 7.0% from the prior year's comparable quarter primarily related to the operations of Preferred.

Part II - Other Information

Item 1.  Legal Proceedings

                 Not Applicable.

Item 2.  Changes in Securities

                 Not Applicable.

Item 3.  Defaults Upon Senior Securities

                 Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                 (a) The Company held a Special Meeting of Stockholders on December 11, 1996.

                 (b)    Not Applicable

                 (c) The following matters were voted upon at the Special Meeting and the number of affirmative votes and negative votes cast with the respect to each matter is as follows:

                        (i) Approve and adopt the Agreement and Plan of Merger by and between Hinsdale Financial Corporation and Liberty Bancorp, Inc.

                                     For        Against    Abstain   Non Votes
                                  ---------------------------------------------
                                   1,460,690   1,011,233    3,017     26,068

                        (ii) Approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 11,000,000.

                                     For         Against      Abstain
                                  -------------------------------------
                                   1,514,293     980,733       5,982

                        (iii) Approve an amendment to the Company's Certificate
                              of Incorporation to change the Company's name to "Alliance Bancorp."

                                     For         Against      Abstain
                                  -------------------------------------
                                   1,544,536     948,433       8,039

Item 5.  Other Information

                 Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                 (a) Exhibit No. 11 Statement re: Computation of Per Share Earnings


                                                                                        Quarter Ended
                                                                                      December 31, 1996
                                                                                    ---------------------
Net income                                                                      $              1,079,000
                                                                                    ---------------------

Weighted average common shares outstanding                                                     2,680,085

Common stock equivalents due to dilutive effect of stock options                                 121,420
                                                                                    ---------------------

Total weighted average common shares and equivalents outstanding                               2,801,505
                                                                                    ---------------------

Primary earnings per share                                                      $                   0.39
                                                                                    ---------------------

Total weighted average common shares and equivalents outstanding                               2,801,505

Additional dilutive shares using end of period market value versus average market value for the period when utilizing the treasury stock
   method regarding stock options                                                                  3,197
                                                                                    ---------------------

Total weighted average common shares and equivalents outstanding
   for fully diluted computation                                                               2,804,702
                                                                                    ---------------------

Fully diluted earnings per share                                                $                   0.38
                                                                                    ---------------------

                 (b)    Reports on Form 8-K.

                 None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Hinsdale Financial Corporation

Dated:  February 7,1997                    /s/  Kenne P. Bristol
        ---------------------                   -------------------------
                                                Kenne P. Bristol
                                                President and
                                                Chief Executive Officer

Dated:  February 7, 1997                   /s/  Richard A. Hojnicki
        ----------------------------            -------------------------
                                                Richard A. Hojnicki
                                                Executive Vice President and
                                                Chief Financial Officer