Form 10-Q
period 1997-03-31
ALLIANCE BANCORP
filed 1997-05-15
CIK 885638

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                   FORM 10-Q

(Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                       OR

            (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________


                         COMMISSION FILE NUMBER 0-20082

                                ALLIANCE BANCORP
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

YES  X       NO
   -----        ------

   Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

   Common Stock, $0.01 par value -5,328,938 shares outstanding as of May 6,
1997.
================================================================================

                       ALLIANCE BANCORP AND SUBSIDIARIES
                                   FORM 10-Q

                                     Index
                                     -----

PART I.      FINANCIAL INFORMATION                                    PAGE
-------      ---------------------                                    ----

Item 1.     Financial Statements (unaudited)

            Consolidated Statements of Financial Condition as of
            March 31, 1 1997 and December 31, 1996                      1

            Consolidated Statements of Income for the Three
            Months Ended March 31, 1997 and 1996                        2

            Consolidated Statements of Changes in Stockholders'
            Equity for the Three Months Ended March 31, 1997 and
            1996                                                        3

            Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1997 and 1996                        4

            Notes to Consolidated Financial Statements                  5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7

PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings                                          16

Item 2.     Changes in Securities                                      16

Item 3.     Defaults upon Senior Securities                            16


Item 4.     Submission of Matters to a Vote of Security Holders        16


Item 5.     Other Information                                          16

Item 6.     Exhibits and Reports on Form 8-K                           16


            Signature Page                                             17

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                        March 31, December 31,
(In thousands, except share data)                         1997       1996
------------------------------------------------------------------------------
                                                             (unaudited)
Assets
Cash and due from banks                          $       14,242          7,645
Interest-bearing deposits                                12,485         19,596
Commercial paper                                          1,700              -
Investment securities available for sale,
 at fair value                                           24,017          1,998
Mortgage-backed securities available for sale,
 at fair value                                          126,686          5,140
Loans, net of allowance for losses of $5,478
 at March 31, 1997 and $2,272 at
 December 31, 1996                                    1,088,476        609,371
Accrued interest receivable                               7,320          3,522
Real estate                                               2,217          1,586
Premises and equipment, net                               6,862          6,592
Stock in Federal Home Loan Bank of Chicago,
 at cost                                                 12,855          7,445
Other assets                                             16,281          5,069
------------------------------------------------------------------------------
                                                 $    1,313,141        667,964
==============================================================================

Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                        $    1,004,517        462,869
 Borrowed funds                                         158,750        131,900
 Collateralized mortgage obligations                      1,990          2,243
 Advances by borrowers for taxes and insurance           12,098          7,919
 Accrued expenses and other liabilities                  13,473          6,407
------------------------------------------------------------------------------
   Total liabilities                                  1,190,828        611,338
------------------------------------------------------------------------------

Stockholders' Equity:
 Preferred stock, $.01 par value; authorized
  1,500,000 shares; none outstanding                         -              -
 Common stock, $.01 par value;
  authorized 11,000,000 shares;
  5,431,455 shares issued and 5,333,830
  outstanding at March 31, 1997
  2,790,085 shares issued and 2,695,085
  outstanding at December 31, 1996                           54             27
 Additional paid-in capital                              86,339         21,066
 Retained earnings, substantially restricted             38,012         37,117
 Treasury stock, at cost; 97,625 shares at March
 31, 1997 and 95,000 at December 31, 1996                (1,359)        (1,284)
 Common stock purchased by:
  Employee Stock Ownership Plan                               -           (428)
 Unrealized gain (loss) on securities available
 for sale, net of tax                                      (733)           128
------------------------------------------------------------------------------
   Total stockholders' equity                           122,313         56,626
------------------------------------------------------------------------------
Commitments and contingencies
------------------------------------------------------------------------------
                                                 $    1,313,141        667,964
==============================================================================

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended
                                                                    March 31,
(In thousands, except per share amounts)                       1997          1996
----------------------------------------------------------------------------------
                                                                   (unaudited)
Interest Income:
 Loans                                                       $  16,708      10,922
 Mortgage-backed securities                                      1,497         153
 Investment securities                                             473         173
 Interest-bearing deposits                                         137         248
 Commercial paper                                                   31           -
 Federal funds sold                                                 15           -
----------------------------------------------------------------------------------
  Total interest income                                         18,861      11,496
----------------------------------------------------------------------------------

Interest Expense:
 Deposits                                                        8,933       4,933
 Borrowed funds                                                  2,348       2,262
 Collateralized mortgage obligations                                60         117
----------------------------------------------------------------------------------
  Total interest expense                                        11,341       7,312
----------------------------------------------------------------------------------
  Net interest income                                            7,520       4,184
  Provision for loan losses                                          -           -
----------------------------------------------------------------------------------
  Net interest income after provision for loan losses            7,520       4,184
----------------------------------------------------------------------------------

Noninterest Income:
 Gain (loss) on sales of loans and mortgage-backed securities     (396)        210
 Income from real estate operations                                 59          97
 Servicing fee income                                              105         114
 Fees and commissions                                            2,910       2,985
 Other                                                              19         165
----------------------------------------------------------------------------------
  Total noninterest income                                       2,697       3,571
----------------------------------------------------------------------------------

Noninterest Expense:
 Compensation and benefits                                       4,382       3,334
 Occupancy expense                                               1,045         744
 Federal deposit insurance premiums                                128         258
 Computer services                                                 363         133
 Other                                                           1,971       1,323
----------------------------------------------------------------------------------
  Total noninterest expense                                      7,889       5,792
----------------------------------------------------------------------------------
  Income before income taxes                                     2,328       1,963
 Income tax expense                                                899         762
----------------------------------------------------------------------------------
  Net income                                                 $   1,429       1,201
==================================================================================

 Primary earnings per share                                  $    0.32        0.43
 Fully diluted earnings per share                            $    0.32        0.43
==================================================================================

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                             Unrealized
                                                                                     Common      Common      Gain (Loss)
                                                 Additional                           Stock       Stock     on Securities
                                        Common    Paid-in   Retained    Treasury    Purchased   Purchased     Available
(In thousands)                           Stock    Capital   Earnings     Stock      By ESOP     By BRPs       for Sale      Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
Three Months Ended March 31, 1996

Balance at December 31, 1995            $   27      20,881    33,986     (1,284)        (643)        (86)            227    53,108
Net income                                   -           -     1,201          -            -           -               -     1,201
Proceeds from exercise of stock options      -          69         -          -            -           -               -        69
Principal payment on ESOP loan               -           -         -          -           43           -               -        43
Change in net unrealized gain (loss) on
 securities available for sale,
 net of tax                                  -           -         -          -            -           -             (80)      (80)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996               $   27      20,950    35,187     (1,284)        (600)        (86)            147    54,341
----------------------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31, 1997

Balance at December 31, 1996            $   27      21,066    37,117     (1,284)        (428)          -             128    56,626
Net income                                   -           -     1,429          -            -           -               -     1,429
Issuance of 2,620,270 shares for
 merger of Liberty Bancorp                  26      65,106         -          -            -           -               -    65,132
Cash dividends declared, $0.10
 per share                                   -           -      (534)         -            -           -               -      (534)
Purchase of treasury shares                  -           -         -        (75)           -           -               -       (75)
Proceeds from exercise of stock
 options                                     1         167         -          -            -           -               -       168
Principal payment on ESOP loan               -           -         -          -          428           -               -       428
Change in net unrealized
 gain (loss) on securities
 available for sale, net of tax              -           -         -          -            -           -            (861)     (861)

----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997               $   54      86,339    38,012     (1,359)           -           -            (733)  122,313
==================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended
                                                                                March 31,
(In thousands)                                                              1997            1996
---------------------------------------------------------------------------------------------------
                                                                                (unaudited)
Cash Flows From Operating Activities:
 Net income                                                               $   1,429           1,201
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                                410             295
   Amortization of premiums, discounts, and deferred loan fees                  307             113
   Additions to deferred fees                                                   (32)           (119)
   Amortization of collateralized mortgage obligations discount                  17              43
   Originations of loans held for sale                                      (95,680)       (128,915)
   Sale of loans originated for sale                                        100,984         121,688
   (Gain) loss on sales of loans and mortgage-backed securities                 396            (210)
   Decrease in Stock in Federal Home Loan Bank of Chicago                         -           2,220
   (Increase) decrease  in accrued interest receivable                          312             (36)
   (Increase) decrease in other assets                                        3,621            (324)
   Decrease in accrued expenses and other liabilities                        (4,628)           (742)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                           7,136          (4,786)
---------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
 Proceeds from sales of loans                                                     -           4,803
 Loans originated or purchased for investment                               (27,621)        (12,525)
 Purchases of:
  Mortgage-backed securities available for sale                              (8,041)              -
  Investment securities available for sale                                   (3,613)              -
 Purchase of premises and equipment                                            (574)           (189)
 Net assets acquired through merger, net of cash acquired                    16,535               -
 Maturities of investment securities available for sale                       4,500               -
 Principal collected on loans                                                39,936          27,354
 Principal collected on mortgage-backed securities                            3,871             414
---------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                    24,993          19,857
---------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
 Net increase in deposits                                                    26,008          12,740
 Proceeds from borrowed funds                                                40,000               -
 Repayment of borrowed funds                                                (96,484)        (16,613)
 Repayment of collateralized mortgage obligations                              (270)           (566)
 Net increase (decrease) in advance payments by borrowers for taxes and        (793)          1,745
  insurance
 Payment on ESOP loan                                                           428              43
 Proceeds from options exercised                                                168              69
---------------------------------------------------------------------------------------------------
Net cash used in financing activities                                       (30,943)         (2,582)
---------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                     1,186          12,489
Cash and cash equivalents at beginning of period                             27,241          29,030
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $  28,427          41,519
===================================================================================================

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                                $  10,909           7,342
  Income taxes                                                                  720           1,283

Supplemental Disclosures of Noncash Activities:
 Loans exchanged for mortgage-backed securities                           $   2,786           9,316
---------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 1997 and 1996

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

  The unaudited consolidated financial statements include the accounts of Alliance Bancorp ("the Company"), its wholly-owned subsidiaries: Liberty Lincoln Service Corporation II and Liberty Federal Bank ("the Bank"), and the Bank's wholly-owned subsidiaries: Preferred Mortgage Associates, Ltd. ("Preferred"), Liberty Financial Services, Inc., Liberty Lincoln Service Corporation and NASCOR II Corporation. All material intercompany balances and transactions have been eliminated.

(2)  Acquisition

  On February 10, 1997, Hinsdale Financial Corporation, the holding company for Hinsdale Federal Bank for Savings, and Liberty Bancorp, Inc., the holding company for Liberty Federal Savings Bank, consummated their merger in a stock-for-stock exchange. The resulting organization was renamed Alliance Bancorp. Liberty Federal Savings Bank was merged into Hinsdale Federal Bank for Savings, and the resulting Bank operates under the name Liberty Federal Bank.

  The transaction was accounted for under the purchase method of accounting and
1.054 shares of Hinsdale Financial Corporation common stock was exchanged for each share of Liberty Bancorp outstanding common stock. There were 2,620,270 shares of Hinsdale Financial Corporation shares issued for 2,488,675 shares of Liberty Bancorp. Liberty Bancorp had total assets of $680 million and deposits of $516 million at the date of the merger. The fair value of the net assets acquired approximated the purchase price, accordingly; no goodwill was recorded. The current quarter ended March 31, 1997 included the earnings of Liberty Bancorp from the date of merger.

  The following unaudited pro forma financial information presents the combined results of operations of Hinsdale Financial Corporation and Liberty Bancorp, Inc. as if the acquisition had occurred as of the beginning of 1997 and 1996. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the companies constituted a single entity during such periods.


                                          Three Months Ended March 31,
(In thousands, except per share amounts)        1997        1996
----------------------------------------------------------------------
  Net Interest Income                         $ 8,953       $ 8,628
  Net Income                                  $ 1,451       $ 2,261
  Primary Earnings Per Share                  $  0.32       $  0.40
  Fully Diluted Earnings Per Share            $  0.32       $  0.40


(3)  Change in Fiscal Year

  As a result of the merger with Liberty Bancorp, Inc., the Company has changed its fiscal year end from September 30 to December 31. Therefore, the current quarter ended March 31, 1997 represents the first quarter for the year ending December 31, 1997.

ALLIANCE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 1997 and 1996

(4)  Earnings per Share

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

(5)  Commitments and Contingencies

  At March 31, 1997, the Company had outstanding commitments to originate and purchase loans of $45.5 million, of which $24.8 million were fixed-rate and $20.7 million were adjustable-rate commitments. Unused equity lines of credit available to customers were $72.5 million at March 31, 1997.

  As a result of the merger, the Bank assumed two credit enhancement agreements with local municipalities to guarantee the repayment of an aggregate of $4.0 million on municipal revenue bonds ( the "Bonds"), which are secured by first mortgages on apartment building projects. To secure the guarantees of the Bonds, the Bank has pledged mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"). The Bank's obligations on these Bonds expire in the year 1998 or the dates the Bonds are repaid, if earlier. In the event of default on the Bonds, the Bank's maximum liability would be its pro rata amount of the credit guaranty and if the Bank does not act to meet its agreed upon obligations, the collateral pledged as security for the Bank's guarantee may be liquidated and the proceeds used to repay the defaulted Bonds. The Bank's position in such case would be secured by a first mortgage lien on the underlying apartment properties and a lien against all income derived therefrom.

(6)  Reclassifications

  Certain reclassifications of prior year amounts have been made to conform with current year presentation.

ALLIANCE BANCORP AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

  On February 10, 1997, Hinsdale Financial Corporation ("Hinsdale Financial") completed a merger of equals with Liberty Bancorp Inc. of Chicago, Illinois ("Liberty Bancorp"). Liberty Bancorp was merged with and into Hinsdale Financial. Concurrent with the merger, Hinsdale Financial changed its name to Alliance Bancorp ("the Company"), and 2,620,270 shares of the Company's common stock were exchanged for all of the outstanding shares of Liberty Bancorp. Additionally in connection with the merger, the wholly-owned subsidiary of Liberty Bancorp, Liberty Federal Savings Bank ("Liberty Federal Savings"), was merged with and into the wholly-owned subsidiary of Hinsdale Financial, Hinsdale Federal Bank for Savings ("Hinsdale Federal"), which then changed its name to Liberty Federal Bank ("Liberty Federal", the "Bank"). The merger of Liberty Bancorp with and into the Company was recorded as a purchase accounting transaction, in which all of Liberty Bancorp's assets and liabilities were recorded at fair value at the closing date. The fair value of net assets acquired approximated the purchase price; accordingly, no goodwill was recorded. Liberty Bancorp had total assets of $680 million and deposits of $516 million at the date of the merger.

  The Company is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is engaged in the business of providing financial service products to the public through its wholly-owned subsidiary, Liberty Federal Bank.

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

  The Bank is a community-oriented company providing financial services through 14 retail banking facilities in Chicago, north and western Cook County and DuPage County in Illinois. The Bank offers a variety of deposit products in an attempt to attract funds from the general public in the highly competitive market areas surrounding its offices. In addition to deposit products, the Bank also offers its customers financial advice and security brokerage services through INVEST Financial Corporation ("INVEST"). The Bank invests its retail deposits in mortgage and consumer loans, investment securities and mortgage-backed securities, secured primarily by one-to four-family residential loans.

  The earnings of the Bank are primarily dependent on its net interest income, which is the difference between the interest income earned on its loan, mortgage-backed securities, and investment portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Bank has determined to place additional emphasis on expanding its portfolio of home equity lines of credit, the interest rates on which adjust with the prime rate, multi-family mortgage loans and commercial real estate loans.

  The Bank's earnings are also affected by noninterest income, including income related to loan origination fees contributed by the Bank's wholly-owned subsidiary, Preferred Mortgage Associates, Ltd. ("Preferred") and the noncredit consumer related financial services offered by the Bank, such as net commissions received by the Bank from securities brokerage services, commissions from the sale of insurance products, loan servicing income, fee income on transaction accounts, and interchange fees from its shared ATMs. The Bank's noninterest income has also been affected by gains from the sale of various assets, including loans, mortgage-backed securities, and real estate. Noninterest expense consists principally of employee compensation, occupancy expense, federal deposit insurance premiums, and other general and administrative expenses of the Bank and Preferred.

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

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 5.18% for the quarter ended March 31, 1997.

  The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1997, cash and cash equivalents totaled $28.4 million.

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

  The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, were $7.1 million for the three months ended March 31, 1997. Net cash provided by investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed and investment securities, offset by principal collections on loans and mortgage-backed securities was $25.0 million for the three months ended March 31, 1997. Net cash used in financing activities, consisting primarily of net activity in deposit and escrow accounts, net repayment of borrowed funds and the repayment of collateralized mortgage obligations, totaled $30.9 million for the three months ended March 31, 1997.

  In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company will engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through the Federal National Mortgage Association ("FNMA") are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At March 31, 1997 the Company had no forward commitments to sell FNMA mortgage-backed securities.

  The Bank's tangible capital ratio at March 31, 1997 was 8.17%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $87.1 million. The Bank's leverage capital ratio at March 31, 1997 was 8.28%. This exceeded the leverage capital requirement of 3.0% of adjusted assets by $69.1 million. The Bank's risk-based capital ratio was 15.15% at March 31, 1997. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $53.2 million.

CHANGES IN FINANCIAL CONDITION

  The Company had total assets of $1.3 billion at March 31, 1997, an increase of $645 million, or 96.6%, from December 31, 1996, primarily as a result of the merger. Liberty Bancorp's assets at date of merger were comprised of: commercial paper, $1.7 million; investment securities, $22.6 million; mortgage-backed securities, $118.7 million; and loans, $497.4 million.

  Deposits totaled $1.0 billion at March 31, 1997, an increase of $541.6 million, or 117.0%, of which $515.6 million was due to the merger. Borrowed funds totaled $158.8 million at March 31, 1997, an increase of $26.9 million, or 20.4% from December 31, 1996. Borrowed funds consisted of $105.9 million in FHLB advances and $52.9 million in reverse repurchase agreements collateralized by mortgage-backed securities. The reverse repurchase agreements were acquired as a result of the merger.

  Stockholders' equity totaled $122.3 million at March 31, 1997, an increase of $65.7 million, or 116.0%. As a result of the merger, 2,620,270 additional shares of common stock were issued and exchanged for Liberty Bancorp common stock. At March 31, 1997, the number of common shares outstanding was 5,333,830 and the book value per common share outstanding was $22.93 per share. On March 21, 1997, the Company declared a $0.10 per share cash dividend payable April 18, 1997 to shareholders of record on March 31, 1997.

RECENT AND PROPOSED CHANGES IN ACCOUNTING RULES

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

  Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. For many entities Basic EPS will be higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS. Management believes that the result of adopting this statement will result in higher Basic EPS and will remain approximately the same for Fully Diluted EPS.

ASSET QUALITY
NON-PERFORMING ASSETS

  The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at March 31, 1997 nor during the quarter ended March 31, 1997, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.


                                                          Quarter Ended
                                   ------------------------------------------------------------
                                   March 31,   December 31,  September 30,  June 30,  March 31,
(Dollars in thousands)                1997         1996          1996         1996      1996
-----------------------------------------------------------------------------------------------
Non-accrual mortgage loans
 90 days or more past due          $   1,761          1,163         932       731        866
Non-accrual consumer loans
 90 days or more past due                  -              -           -         -          -
                                   ------------------------------------------------------------

Total non-performing loans             1,761          1,163         932       731        866
Total foreclosed real estate             553            545         207       160          -
                                   ------------------------------------------------------------
Total non-performing assets        $   2,314          1,708       1,139       891        866
                                   ------------------------------------------------------------
Total non-performing loans
 to total loans                         0.16%          0.18        0.15      0.12       0.13

Total non-performing assets
 to total assets                        0.18%          0.26        0.17      0.13       0.13

CLASSIFICATION OF ASSETS

  The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

  As of March 31, 1997, the Company had total classified assets of $553,200, all of which were classified "substandard". Substandard assets consisted of foreclosed single family residential loans (real estate owned).

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

  The Bank seeks to lengthen the maturities of its deposits by emphasizing savings certificates with maturities of three months or more. At March 31, 1997, savings certificates with original maturities of three months or more totaled $678.8 million, or 67.6%, of total deposits. The Bank seeks to reduce its risk of early withdrawals from its longer term savings certificates by requiring early withdrawal penalties on all certificates. The Bank does not actively solicit high-rate jumbo certificates of deposit or brokered funds.

  Matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive by monitoring an institution's interest rate sensitivity gap. An asset or liability is considered interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The Company's one-year interest sensitivity gap as a percent of total assets was a negative 2% at March 31, 1997.

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1997, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Regular savings accounts, NOW accounts and money market accounts, which collectively totaled $277 million at March 31, 1997, were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. The collateralized mortgage obligations were assumed to prepay at the same rate used for the mortgage-backed securities collateralizing these obligations. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                               At March 31, 1997
                                           --------------------------------------------------------
                                                       More Than   More Than
                                              1 Year     1 Year     3 Years    More Than
(Dollars in thousands)                       Or Less   To 3 Years  To 5 Years   5 Years     Total
---------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                         $ 479,645      333,742      80,144     93,507    987,038
Equity lines of credit (1)                    67,934            -           -          -     67,934
Consumer loans and leases (1)                 20,321       13,053       1,933      1,913     37,220
Mortgage-backed securities (2)                68,050       14,428      10,776     34,434    127,688
Interest-bearing deposits                     12,485            -           -          -     12,485
Investment securities (2)                     29,274        7,909         247      1,250     38,680
---------------------------------------------------------------------------------------------------
 Total interest-earning assets               677,709      369,132      93,100    131,104  1,271,045

Interest-Bearing Liabilities
Regular savings accounts                      17,427       42,235      24,089     58,291    142,042
NOW interest-bearing accounts                 10,447        9,772       3,646     23,348     47,213
Money market accounts                         43,368       17,254       8,703     18,098     87,423
Certificate accounts                         493,824      148,230      36,339        406    678,799
Borrowed funds                               133,490       20,260       5,000          -    158,750
Collateralized mortgage obligations            1,655          335           -          -      1,990
---------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities          700,211      238,086      77,777    100,143  1,116,217
---------------------------------------------------------------------------------------------------
Interest sensitivity gap                   $ (22,502)     131,046      15,323     30,961    154,828
===================================================================================================
Cumulative interest sensitivity gap        $ (22,502)     108,544     123,867    154,828
===================================================================================================
Cumulative interest sensitivity gap as a
 percentage of total assets                    (1.71)%       8.26        9.42      11.78
Cumulative net interest-earning assets as
 a percentage of interest-sensitive
 liabilities                                   96.79 %     111.57      112.19     113.87
---------------------------------------------------------------------------------------------------

(1) For purposes of the gap analysis, mortgage, equity and consumer loans and leases are not reduced by the allowance for loan losses and are reduced for non-performing loans.
(2) Mortgage-backed and investment securities are not increased (decreased) by unrealized gains (losses) resulting from the adoption of FASB No. 115.

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


                                                             Three Months Ended March 31,
                                        --------------------------------------------------------------------
                                                        1997                                1996
                                        --------------------------------------------------------------------
                                                                  Average                            Average
                                           Average                 Yield/      Average                Yield/
(Dollars in thousands)                     Balance      Interest    Cost       Balance     Interest    Cost
------------------------------------------------------------------------------------------------------------
Assets:

Interest-earning assets:

Mortgage loans, net                     $   828,125   $   14,946     7.22%   $ 570,390   $   10,090     7.08%
Equity lines of credit                       64,121        1,230     7.78       29,808          638     8.58
Consumer loans and leases                    26,508          532     8.03        9,125          194     8.50
Mortgage-backed securities                   87,657        1,497     6.83        7,498          153     8.16
Interest-bearing deposits                     9,438          137     5.81       30,933          248     3.17
Federal funds sold                            1,069           15     5.61            -            -        -
Commercial paper                              2,183           31     5.68            -            -        -
Investment securities                        27,396          473     6.95       10,979          173     6.31
------------------------------------------------------------------------------------------------------------
Total interest-earning assets             1,046,497       18,861     7.22      658,733       11,496     6.98

Noninterest-earning assets                   47,478                             21,256
------------------------------------------------------------------------------------------------------------
Total assets                            $ 1,093,975                          $ 679,989
============================================================================================================

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:

Deposits:

Savings accounts                        $   653,811   $    8,194     5.08%   $ 346,340   $    4,399     5.09%
NOW noninterest-bearing accounts             40,469            -        -       36,753            -        -
NOW interest-bearing accounts                39,811          148     1.51       22,693           89     1.57
Money market accounts                        76,493          591     3.13       55,019          445     3.24
------------------------------------------------------------------------------------------------------------
Total deposits                              810,584        8,933     4.47      460,805        4,933     4.29

Funds borrowed:

Borrowed funds                              156,402        2,348     6.01      141,788        2,262     6.31

Collateralized mortgage obligations           1,984           60    12.10        3,424          117    13.67
------------------------------------------------------------------------------------------------------------
Total funds borrowed                        158,386        2,408     6.08      145,212        2,379     6.48
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          968,970       11,341     4.73      606,017        7,312     4.82

Other liabilities                            25,350                             20,510
------------------------------------------------------------------------------------------------------------
Total liabilities                           994,320                            626,527

Stockholders' equity                         99,655                             53,462
------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                 $ 1,093,975                          $ 679,989
============================================================================================================
Net interest income/
   interest rate spread                               $    7,520     2.49%               $    4,184     2.16%
============================================================================================================
Net interest-earning assets/
   net interest margin                  $    77,527                  2.87%   $  52,716                  2.54%
============================================================================================================
Interest-earning assets to
   interest-bearing liabilities                1.08X                              1.09X
============================================================================================================

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


                                      Three Months Ended March 31, 1997
                                                Compared To
                                      Three Months Ended March 31, 1996
                                      ---------------------------------
                                              Increase (Decrease)
                                             In Net Interest Income
                                                     Due To
                                      ---------------------------------

(In thousands)                            Volume       Rate       Net
-----------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net                      $  4,652        204      4,856
Equity lines of credit                        658        (66)       592
Consumer loans and leases                     350        (12)       338
Mortgage-backed securities                  1,373        (29)     1,344
Interest-bearing deposits                    (236)       125       (111)
Federal funds sold                             15          -         15
Commercial paper                               31          -         31
Investment securities                         281         19        300
-----------------------------------------------------------------------
 Total                                      7,124        241      7,365
-----------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                    3,791        209      4,000
Funds borrowed                                190       (161)        29
-----------------------------------------------------------------------
 Total                                      3,981         48      4,029
-----------------------------------------------------------------------
Net change in net interest income        $  3,143        193      3,336
=======================================================================

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 1997 AND MARCH 31, 1996

GENERAL

  The operating results for the three months ended March 31, 1997 include the combined entities from the date of merger (February 10, 1997). Net income totaled $1,429,000, or $0.32 per fully diluted share for the three months ended March 31, 1997, as compared to $1,201,000, or $0.43 per fully diluted share reported for the quarter ended March 31, 1996. Net interest income for the three months ended March 31, 1997 was $7.5 million, an increase of $3.3 million from the March 31, 1996 quarter of $4.2 million.

INTEREST INCOME

  Interest income for the quarter ended March 31, 1997 totaled $18.9 million, an increase of $7.4 million, or 64.1%, from the prior year's quarter. Interest income on mortgage loans increased $4.9 million, or 48.1%, to $14.9 million from the March 1996 quarter. The average balance of the mortgage portfolio increased $257.7 million, or 45.2%, primarily as a result of the merger. The annualized average yield on the mortgage loan portfolio increased to 7.22% for the three months ended March 31, 1997 from 7.08% for the 1996 period. Interest income on equity lines of credit increased $592,000, or 92.8%, to $1.2 million from the prior year's quarter, primarily as a result of the Bank's promotion of this product. The average balance of equity lines of credit increased $34.3 million, or 115.1%, to $64.1 million from $29.8 million from the March 1996 quarter. Interest income on consumer loans and leases increased $338,000 to $532,000 for the three months ended March 31, 1997. The average balance of the consumer loans and leases increased $17.4 million from the 1996 period, primarily as a result of the merger. Interest income on mortgage-backed securities for the three months ended March 31, 1997 increased $1.3 million to $1.5 million from the March 1996 quarter. The average balance of the mortgage-backed securities portfolio increased $80.2 million from the 1996 period, primarily as a result of the merger. The average balance of the investment securities portfolio increased $16.4 million from the 1996 period, primarily as a result of the merger.

INTEREST EXPENSE

  Interest expense on deposit accounts increased $4.0 million, or 81.1%, to $8.9 million, for the quarter ended March 31, 1997 compared to the prior year's quarter. The annualized average cost of deposits for the three months ended March 31, 1997 was 4.47%, an increase from the annualized average cost of 4.29% for the March 1996 period. The average deposit base increased $349.8 million to $810.6 million during the 1997 period, primarily as a result of the merger. For the quarter ended March 31, 1997, the Company recorded interest expense on borrowed funds of $2.3 million on an average balance of $156.4 million at an annualized cost of 6.01% primarily related to FHLB advances. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.4 million, or 42.1%, to $2.0 million for the three months ended March 31, 1997 compared to the 1996 period, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds. The interest expense on the CMO bonds for the 1997 period decreased $57,000 to $60,000 compared to the three months ended March 31, 1996. The annualized average cost on the CMO bonds decreased to 12.10% for the 1997 quarter from 13.67% for the three months ended March 31, 1996, due to adjustments to the discount on the bonds for changes in the estimated average maturities of the collateral.

NET INTEREST INCOME

  Net interest income for the three months ended March 31, 1997 increased $3.3 million or 79.7%, to $7.5 million from the 1996 period. The annualized average yield on interest-earning assets increased from 6.98% to 7.22% when comparing the 1996 and 1997 quarters. The annualized average cost of interest-bearing liabilities decreased from 4.82% to 4.73%. This resulted in an annualized average net interest rate spread of 2.49% for the three-month period ended March 31, 1997 compared to 2.16% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the quarter ended March 31, 1997 compared to the 1996 quarter.

PROVISION FOR LOAN LOSSES

  Based on management's evaluation of the loan portfolio, no provision for loan losses was recorded during the quarter ended March 31, 1997. The amount of non-performing loans at March 31, 1997, was $1,761,000, or 0.16% of total loans, compared to $866,000 or 0.13% of total loans at March 31, 1996.

NONINTEREST INCOME

  Total noninterest income for the three months ended March 31, 1997 was $2.7 million, a decrease of $874,000 from the 1996 period. The current quarter included a loss of $391,000 on sales of $59 million of adjustable rate mortgage loans compared to a gain of $210,000 recorded for the 1996 quarter. The loan sale loss and subsequent reinvestment of the proceeds was completed to enhance the Bank's asset and liability mix. Other noninterest income for the quarter ended March 31, 1996 included a $104,000 tax refund and $53,000 from the redemption of an equity investment.

NONINTEREST EXPENSE

  Noninterest expense for the quarter ended March 31, 1997 totaled $7.9 million, an increase of $2.1 million, or 36.2% from the prior year's quarter. The current quarter included $553,000 in non-recurring merger related expenses. The remaining increases are primarily related to the combination of the operations of the two companies.

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

                Not Applicable.

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

                (a) Exhibit No. 11 Statement re: Computation of Per Share
                    Earnings


                                               Quarter Ended
                                               March 31, 1997
                                               --------------
Net income                                      $   1,429,000
                                                -------------
Weighted average common shares outstanding          4,138,100

Common stock equivalents due to
 dilutive effect of stock options                     339,341
                                                -------------
Total weighted average common shares
 and equivalents outstanding                        4,477,441
                                                -------------
Primary earnings per share                      $        0.32
                                                -------------
Total weighted average common shares
 and equivalents outstanding                        4,477,441

Additional dilutive shares using end of
 period market value versus
 average market value for the period
 when utilizing the treasury stock
 method regarding stock options                         5,083
                                                -------------
Total weighted average common shares
 and equivalents outstanding
 for fully diluted computation                      4,482,524
                                                -------------

Fully diluted earnings per share                $        0.32
                                                -------------

                (b)  Reports on Form 8-K.

        A report on Form 8-K was filed by the Registrant on February 24, 1997 for the purposes of reporting, pursuant to Items 2 and 8 of the Form 8-K, that the Registrant completed the merger with Liberty Bancorp, Inc. on February 10, 1997 and changed its year end from September 30 to December 31 in connection with the merger.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Alliance Bancorp



Dated:    May 12,1997                            /s/ Kenne P. Bristol
          ----------------------                 ----------------------------
                                                 Kenne P. Bristol
                                                 President and
                                                 Chief Executive Officer


Dated:    May 12, 1997                           /s/ Richard A. Hojnicki
          ----------------------                 ----------------------------
                                                 Richard A. Hojnicki
                                                 Executive Vice President and
                                                 Chief Financial Officer