Form 10-Q
period 1997-06-30
ALLIANCE BANCORP
filed 1997-08-14
CIK 885638

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC   20549

                            FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                               OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from --------- to -----------

                 Commission file number 0-20082

                        Alliance Bancorp
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                       36-3811768
-----------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)       Identification No.)

One Grant Square, Hinsdale, Illinois                 60521
-----------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


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

YES  /X/    NO / /

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     Common Stock, $0.01 par value -5,346,008 shares outstanding as of August 9, 1997.

                Alliance Bancorp and Subsidiaries

                            Form 10-Q

                              Index

Part I.  Financial Information                              Page

Item 1.  Financial Statements (unaudited)

         Consolidated Statements of Financial Condition
         as of June 30, 1997 and December 31, 1996          1

         Consolidated Statements of Income for the Three
         and Six Months Ended June 30, 1997 and 1996        2

         Consolidated Statements of Changes in
         Stockholders' Equity for the Three and Six
         Months Ended June 30, 1997 and 1996                3

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1997 and 1996            4

         Notes to Consolidated Financial Statements         5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                7


Part II. Other Information

Item 1.  Legal Proceedings                                  18

Item 2.  Changes in Securities                              18

Item 3.  Defaults upon Senior Securities                    18

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            18

Item 5.  Other Information                                  19

Item 6.  Exhibits and Reports on Form 8-K                   19

         Signature Page                                     20

                Alliance Bancorp and Subsidiaries
         Consolidated Statements of Financial Condition





                                                                     June 30,     December 31,
(In thousands, except share data)                                      1997           1996
                                                                          (unaudited)
Assets
Cash and due from banks                                              $   12,410        7,645
Interest-bearing deposits                                                23,858       19,596
Investment securities available for sale, at fair value                  97,835        1,998
Mortgage-backed securities available for sale, at fair value            204,477        5,140
Loans, net of allowance for losses of $5,458 at
 June 30, 1997 and $2,272 at December 31, 1996                        1,017,641      609,371
Accrued interest receivable                                               8,620        3,522
Real estate                                                               2,424        1,586
Premises and equipment, net                                               7,269        6,592
Stock in Federal Home Loan Bank of Chicago, at cost                      12,855        7,445
Other assets                                                             16,874        5,069
                                                                     ----------      -------
                                                                     $1,404,263      667,964
                                                                     ----------      -------

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                           $1,020,923      462,869
  Borrowed funds                                                        228,684      131,900
  Collateralized mortgage obligations                                     1,684        2,243
  Advances by borrowers for taxes and insurance                          12,461        7,919
Accrued expenses and other liabilities                                   15,417        6,407
                                                                     ----------      -------
  Total liabilities                                                   1,279,169      611,338
                                                                     ----------      -------

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 1,500,000 shares;
    none outstanding                                                          -            -
  Common stock, $.01 par value; authorized 11,000,000 shares;
    5,447,625 shares issued and 5,344,900 outstanding at June 30, 1997
    2,790,085 shares issued and 2,695,085 outstanding at
      December 31, 1996                                                      54           27
Additional paid-in capital                                               86,481       21,066
Retained earnings, substantially restricted                              39,780       37,117
Treasury stock, at cost; 102,725 shares at June 30, 1997 and
  95,000 at December 31, 1996                                            (1,502)      (1,284)
Common stock purchased by Employee Stock Ownership Plan                       -         (428)
Unrealized gain on securities available for sale, net of tax                281          128
                                                                     ----------      -------
Total stockholders' equity                                              125,094       56,626
                                                                     ----------      -------
Commitments and contingencies
                                                                     $1,404,263      667,964
                                                                     ----------      -------


See accompanying notes to unaudited consolidated financial statements.

                Alliance Bancorp and Subsidiaries
                Consolidated Statements of Income


                                                                          Three Months Ended     Six Months Ended
                                                                                June 30,              June 30,
(In thousands, except per share amounts)                                  1997          1996     1997        1996
                                                                                          (unaudited)
Interest Income:
  Loans                                                                $18,542        10,669   35,250      21,591
  Mortgage-backed securities                                             3,132           158    4,629         311
  Investment securities                                                  1,345           147    1,818         320
  Interest-bearing deposits                                                304           328      441         576
  Commercial paper                                                           6             -       37           -
  Federal funds sold                                                         -             -       15           -
                                                                       -------        ------   ------      ------
    Total interest income                                               23,329        11,302   42,190      22,798
                                                                       -------        ------   ------      ------

Interest Expense:
  Deposits                                                              11,654         4,902   20,587       9,835
  Borrowed funds                                                         2,734         2,051    5,082       4,313
  Collateralized mortgage obligations                                       51           103      111         220
                                                                       -------        ------   ------      ------
    Total interest expense                                              14,439         7,056   25,780      14,368
                                                                       -------        ------   ------      ------
    Net interest income                                                  8,890         4,246   16,410       8,430
    Provision for loan losses                                                -             -        -           -
    Net interest income after provision for loan losses                  8,890         4,246   16,410       8,430
                                                                       -------        ------   ------      ------

Noninterest Income:
  Gain (loss) on sales of loans and
    mortgage-backed securities                                              82            (8)    (314)        202
  Income from real estate operations                                         -            77       59         174
  Servicing fee income                                                     109           114      214         228
  Fees and commissions                                                   3,985         2,822    6,895       5,807
  Other                                                                     34            15       53         180
                                                                       -------        ------   ------      ------
    Total noninterest income                                             4,210         3,020    6,907       6,591
                                                                       -------        ------   ------      ------

Noninterest Expense:
  Compensation and benefits                                              4,913         3,286    9,295       6,620
  Occupancy expense                                                      1,059           742    2,104       1,486
  Federal deposit insurance premiums                                       160           268      288         526
  Computer services                                                        338           129      701         262
  Other                                                                  2,332         1,434    4,303       2,757
                                                                       -------        ------   ------      ------
    Total noninterest expense                                            8,802         5,859   16,691      11,651
                                                                       -------        ------   ------      ------
    Income before income taxes                                           4,298         1,407    6,626       3,370
  Income tax expense                                                     1,662           275    2,561       1,037
                                                                       -------        ------   ------      ------
    Net income                                                         $ 2,636         1,132    4,065       2,333
                                                                       -------        ------   ------      ------

  Primary earnings per share                                           $  0.46          0.40     0.80        0.83
  Fully diluted earnings per share                                     $  0.46          0.40     0.80        0.83
                                                                       -------        ------   ------      ------


See accompanying notes to unaudited consolidated financial statements.

PAGE

                            Alliance Bancorp and Subsidiaries
                Consolidated Statements of Changes in Stockholders' Equity


                                                                                                              Unrealized
                                                                                        Common     Common     Gain (Loss)
                                                  Additional                             Stock      Stock    on Securities
                                          Common   Paid-in    Retained    Treasury     Purchased  Purchased    Available
(In thousands)                            Stock    Capital    Earnings      Stock       By ESOP     By BRPs     for Sale    Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
Six Months Ended June 30, 1996

Balance at December 31, 1995               $27     20,881     33,986      (1,284)        (643)       (86)          227     53,108
Net income                                   -          -      2,333           -            -          -             -      2,333
Proceeds from exercise of stock options      -         69          -           -            -          -             -         69
Principal payment on ESOP loan               -          -          -           -           86          -             -         86
Change in net unrealized gain (loss) on
 securities available for sale,
 net of tax                                  -          -          -           -            -          -          (133)      (133)
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                   $27     20,950     36,319      (1,284)        (557)       (86)           94     55,463
----------------------------------------------------------------------------------------------------------------------------------

Six Months ended June 30, 1997

Balance at December 31, 1996               $27     21,066     37,117      (1,284)        (428)         -           128     56,626
Net income                                   -          -      4,065           -            -          -             -      4,065
Issuance of 2,620,270 shares for merger
 of Liberty Bancorp                         26     65,106          -           -            -          -             -     65,132
Cash dividends declared, $0.2625 per share   -          -     (1,402)          -            -          -             -     (1,402)
Purchase of treasury stock                   -          -          -        (218)           -          -             -       (218)
Proceeds from exercise of stock options      1        309          -           -            -          -             -        310
Principal payment on ESOP loan               -          -          -           -          428          -             -        428
Change in net unrealized gain (loss) on
 securities available for sale,
 net of tax                                  -          -          -           -            -          -           153        153
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                   $54     86,481     39,780      (1,502)           -          -           281    125,094
----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

PAGE

                Alliance Bancorp and Subsidiaries
              Consolidated Statements of Cash Flows


                                                                             Six Months Ended
                                                                                  June 30,
(In thousands)                                                               1997        1996
                                                                                (unaudited)
Cash Flows From Operating Activities:
  Net income                                                           $    4,065       2,333
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                             600         579
    Amortization of premiums, discounts, and deferred loan fees               615         224
    Additions to deferred loan fees                                           (55)       (272)
    Amortization of collateralized mortgage obligations discount               34          81
    Originations of loans held for sale                                  (231,219)   (255,183)
    Sale of loans originated for sale                                     226,749     256,541
    (Gain) loss on sales of loans and mortgage-backed securities              314        (202)
    Decrease in Stock in Federal Home Loan Bank of Chicago                      -       2,220
    Increase  in accrued interest receivable                                 (988)       (285)
    (Increase) decrease in other assets                                     2,180         (40)
    Decrease in accrued expenses and other liabilities                     (2,369)     (1,064)
                                                                       ----------    --------
Net cash provided by (used in) operating activities                           (74)      4,932
                                                                       ----------    --------

Cash Flows From Investing Activities:
  Proceeds from sales of loans                                             58,227       4,803
  Loans originated or purchased for investment                            (57,492)    (34,165)
  Purchases of:
    Mortgage-backed securities available for sale                         (90,354)          -
    Investment securities available for sale                              (80,042)          -
  Purchase of premises and equipment                                       (1,281)     (1,100)
  Net assets acquired through merger, net of cash acquired                 16,417           -
  Maturities of investment securities available for sale                    7,500           -
  Principal collected on loans                                             91,328      50,811
  Principal collected on mortgage-backed securities                         9,536         881
                                                                       ----------    --------
Net cash provided by (used in) investing activities                       (46,161)     21,230
                                                                       ----------    --------
Cash Flows From Financing Activities:
  Net increase in deposits                                                 42,802       6,922
  Proceeds from borrowed funds                                            177,822           -
  Repayment of borrowed funds                                            (164,400)    (28,506)
  Repayment of collateralized mortgage obligations                           (593)     (1,040)
  Net decrease in advance payments by borrowers for taxes and insurance      (430)       (427)
  Purchase of treasury stock                                                 (143)          -
  Cash dividends paid                                                        (534)          -
  Payment on ESOP loan                                                        428          86
  Proceeds from options exercised                                             310          69
                                                                       ----------    --------
Net cash provided by (used in) financing activities                        55,262     (22,896)
                                                                       ----------    --------
Net increase in cash and cash equivalents                                   9,027       3,266
Cash and cash equivalents at beginning of period                           27,241      29,030
                                                                       ----------    --------
Cash and cash equivalents at end of period                             $   36,268      32,296
                                                                       ----------    --------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                           $   24,656      14,465
    Income taxes                                                            2,208       1,663
Supplemental Disclosures of Noncash Activities:
  Loans exchanged for mortgage-backed securities                       $   50,148      22,989
  Additions to real estate acquired in settlement of loans                     82         159
                                                                       ----------    --------


See accompanying notes to unaudited consolidated financial statements.

                Alliance Bancorp and Subsidiaries
           Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 1997 and 1996

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

   The transaction was accounted for under the purchase method of accounting and 1.054 shares of Hinsdale Financial Corporation common stock was exchanged for each share of Liberty Bancorp outstanding common stock. There were 2,620,270 shares of Hinsdale Financial Corporation shares issued for 2,488,675 shares of Liberty Bancorp. Liberty Bancorp had total assets of $680 million and deposits of $516 million at the date of the merger. The fair value of the net assets acquired approximated the purchase price, accordingly; no goodwill was recorded. The six-month period ended June 30, 1997 includes the earnings of Liberty Bancorp from the date of merger.

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


                                                           Three Months Ended    Six months Ended
                                                                 June 30,            June 30,
(In thousands, except per share amounts)                   1997          1996    1997        1996
Net Interest Income                                      $8,890         8,588  17,843      17,216
Net Income                                               $2,636         1,959   4,087       4,220
Primary Earnings Per Share                               $ 0.46          0.35    0.80        0.75
Fully Diluted Earnings Per Share                         $ 0.46          0.35    0.80        0.75


(3)   Change in Fiscal Year

   As a result of the merger with Liberty Bancorp, Inc., the Company has changed its fiscal year end from September 30 to December 31. Therefore, the current quarter ended June 30, 1997 represents the second quarter for the year ending December 31, 1997.

                Alliance Bancorp and Subsidiaries
           Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 1997 and 1996

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

(5)   Commitments and Contingencies

   At June 30, 1997, the Company had outstanding commitments to originate and purchase loans of $57.2 million, of which $23.9 million were fixed-rate and $33.3 million were adjustable-rate commitments. Unused equity lines of credit available to customers were $77.6 million at June 30, 1997.

   As a result of the merger, the Bank assumed two credit enhancement agreements with local municipalities to guarantee the repayment of an aggregate of $4.0 million on municipal revenue bonds ( the "Bonds"), which are secured by first mortgages on apartment building projects. To secure the guarantees of the Bonds, the Bank has pledged mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"). The Bank's obligations on these Bonds expire in the year 1998 or the dates the Bonds are repaid, if earlier. In the event of default on the Bonds, the Bank's maximum liability would be its pro rata amount of the credit guaranty and if the Bank does not act to meet its agreed upon obligations, the collateral pledged as security for the Bank's guarantee may be liquidated and the proceeds used to repay the defaulted Bonds. The Bank's position in such case would be secured by a first mortgage lien on the underlying apartment properties and a lien against all income derived therefrom. At June 30, 1997, there remains one credit enhancement agreement outstanding in the amount of $2.0 million. The Bank's obligation on this Bond expires in the year 1998 or the date the Bond is repaid, if earlier.

(6)   Reclassifications

   Certain reclassifications of prior year amounts have been made to conform with current year presentation.

                Alliance Bancorp and Subsidiaries
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

General

   On February 10, 1997, Hinsdale Financial Corporation ("Hinsdale Financial") completed a merger of equals with Liberty Bancorp Inc. of Chicago, Illinois ("Liberty Bancorp"). Liberty Bancorp was merged with and into Hinsdale Financial. Concurrent with the merger, Hinsdale Financial changed its name to Alliance Bancorp ("the Company"), and 2,620,270 shares of the Company's common stock were exchanged for all of the outstanding shares of Liberty Bancorp. Additionally in connection with the merger, the wholly-owned subsidiary of Liberty Bancorp, Liberty Federal Savings Bank ("Liberty Federal Savings"), was merged with and into the wholly-owned subsidiary of Hinsdale Financial, Hinsdale Federal Bank for Savings ("Hinsdale Federal"), which then changed its name to Liberty Federal Bank ("Liberty Federal", or the "Bank"). The merger of Liberty Bancorp with and into the Company was recorded as a purchase, in which all of Liberty Bancorp's assets and liabilities were recorded at fair value at the closing date. The fair value of net assets acquired approximated the purchase price; accordingly, no goodwill was recorded. Liberty Bancorp had total assets of $680 million and deposits of $516 million at the date of the merger.

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

   The Bank's earnings are also affected by noninterest income, including income related to loan origination fees contributed by the Bank's wholly-owned subsidiary, Preferred Mortgage Associates, Ltd. ("Preferred") and the noncredit consumer related financial services offered by the Bank, such as net commissions received by the Bank from securities brokerage services, commissions from the sale of insurance products, loan servicing income, fee income on transaction accounts, and interchange fees from its shared ATMs. The Bank's noninterest income has also been affected by gains from the sale of various assets, including loans and mortgage-backed securities. Noninterest expense consists principally of employee compensation, occupancy expense, federal deposit insurance premiums, and other general and administrative expenses of the Bank and Preferred.

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

   The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 5.95% for the quarter ended June 30, 1997.

   The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1997, cash and cash equivalents totaled $36.3 million.

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

   The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, were $74,000 for the six months ended June 30, 1997. Net cash used in investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed and investment securities, offset by principal collections on loans and mortgage-backed securities was $46.2 million for the six months ended June 30, 1997. Net cash provided by financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds and the repayment of collateralized mortgage obligations, totaled $55.3 million for the six months ended June 30, 1997.

   In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company will engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through the Federal National Mortgage Association ("FNMA") are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At June 30, 1997 the Company had $1.5 million forward commitments to sell FNMA mortgage-backed securities.

   The Bank's tangible capital ratio at June 30, 1997 was 7.67%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $86.1 million. The Bank's leverage capital ratio at June 30, 1997 was 7.77%. This exceeded the leverage capital requirement of 3.0% of adjusted assets by $66.7 million. The Bank's risk-based capital ratio was 15.15% at June 30, 1997. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $53.4 million.

Changes in Financial Condition

   The Company had total assets of $1.4 billion at June 30, 1997, an increase of $736 million, or 110.2%, from December 31, 1996, primarily as a result of the merger. Liberty Bancorp's assets at date of merger were comprised of: commercial paper, $1.7 million; investment securities, $22.6 million; mortgage-backed securities, $118.7 million; and loans, $497.4 million.

   Deposits totaled $1.0 billion at June 30, 1997, an increase of $558.1 million, or 120.6%, of which $515.6 million was due to the merger. Borrowed funds totaled $228.7 million at June 30, 1997, an increase of $96.8 million, or 73.4% from December 31, 1996, of which $83.3 million was due to the merger. Borrowed funds primarily consist of $188.1 million in FHLB advances and $28.9 million in reverse repurchase agreements collateralized by mortgage-backed securities.

   Stockholders' equity totaled $125.1 million at June 30, 1997, an increase of $68.5 million, or 120.9%. As a result of the merger, 2,620,270 additional shares of common stock were issued and exchanged for Liberty Bancorp common stock. At June 30, 1997, the number of common shares outstanding was 5,344,900 and the book value per common share outstanding was $23.40 per share. On May 30, 1997, the Company declared a $0.1625 per share cash dividend payable July 18, 1997 to shareholders of record on June 30, 1997.

Recent and Proposed Changes in Accounting Rules

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

   In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

   In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

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

Asset Quality
Non-performing Assets

   The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at June 30, 1997 nor during the six months ended June 30, 1997, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.


                                                                                   Quarter Ended
                                                          ----------------------------------------------------------------------
                                                          June 30,     March 31,     December 31,     September 30,     June 30,
(Dollars in thousands)                                      1997         1997            1996             1996            1996
Non-accrual mortgage loans 90 days or more past due       $1,601          1,761          1,163            932              731
Non-accrual consumer loans 90 days or more past due           26              -              -              -                -
                                                          ------          -----          -----          -----             ----
Total non-performing loans                                 1,627          1,761          1,163            932              731
Total foreclosed real estate                                 496            553            545            207              160
                                                          ------          -----          -----          -----             ----
Total non-performing assets                               $2,123          2,314          1,708          1,139              891
                                                          ------          -----          -----          -----             ----
Total non-performing loans to total loans                   0.16%          0.16           0.18           0.15             0.12
Total non-performing assets to total assets                 0.15%          0.18           0.26           0.17             0.13


Classification of Assets

   The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

   As of June 30, 1997, the Company had total classified assets of $496,000, all of which were classified "substandard".
Substandard assets consisted of foreclosed single family residential loans (real estate owned).

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

   The Bank seeks to lengthen the maturities of its deposits by emphasizing savings certificates with maturities of three months or more. At June 30, 1997, savings certificates with original maturities of three months or more totaled $712.7 million, or 69.8%, of total deposits. The Bank seeks to reduce its risk of early withdrawals from its longer term savings certificates by requiring early withdrawal penalties on all certificates. The Bank does not actively solicit high-rate jumbo certificates of deposit or brokered funds.

   Matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive by monitoring an institution's interest rate sensitivity gap. An asset or liability is considered interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The Company's one-year interest sensitivity gap as a percent of total assets was a negative 6.6% at June 30, 1997.

   The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Regular savings accounts, NOW accounts and money market accounts, which collectively totaled $267 million at June 30, 1997, were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. The collateralized mortgage obligations were assumed to prepay at the same rate used for the mortgage-backed securities collateralizing these obligations. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

Interest Rate Sensitivity Gap Analysis


                                                                                       At June 30, 1997
                                                                     -------------------------------------------------------------
                                                                                  More Than       More Than
                                                                     1 Year         1 Year         3 Years      More Than
(Dollars in thousands)                                               Or Less      To 3 Years      To 5 Years     5 Years     Total
----------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                                                  $406,039        317,461        86,531      101,661     911,692
Equity lines of credit (1)                                            75,587              -             -            -      75,587
Consumer loans and leases (1)                                          9,328         16,572         5,706        2,594      34,200
Mortgage-backed securities (2)                                        90,975         22,640        17,696       72,883     204,194
Interest-bearing deposits                                             23,858              -             -            -      23,858
Investment securities (2)                                             79,532         21,697         1,406        7,914     110,549
----------------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                                      685,319        378,370       111,339      185,052   1,360,080

Interest-Bearing Liabilities
Regular savings accounts                                              23,450         35,618        23,220       55,653     137,941
NOW interest-bearing accounts                                         19,051         17,439         4,666       10,333      51,489
Money market accounts                                                 61,059          8,504         4,048        3,679      77,290
Certificate accounts                                                 541,021        143,170        28,260          226     712,677
Borrowed funds                                                       132,164         96,520             -            -     228,684
Collateralized mortgage obligations                                    1,555            129             -            -       1,684
----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                                 778,300        301,380        60,194       69,891   1,209,765
----------------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                                            $(92,981)        76,990        51,145      115,161     150,315
----------------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap                                 $(92,981)       (15,991)       35,154      150,315
----------------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
  percentage of total assets                                           (6.62)%        (1.14)         2.50        10.71
Cumulative net interest-earning assets as a
  percentage of interest-bearing liabilities                           88.05%         98.52        103.08       112.43
----------------------------------------------------------------------------------------------------------------------------------

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

PAGE

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


                                                       Three Months Ended June 30,
                                                   1997                           1996
                                                             Average                        Average
                                        Average               Yield/   Average               Yield/
(Dollars in thousands)                  Balance    Interest    Cost    Balance    Interest    Cost
Assets:
Interest-earning assets:
Mortgage loans, net                  $  912,993    $16,485     7.22%   $554,496   $  9,827     7.09%
Equity lines of credit                   72,974      1,503     8.26      36,636        739     8.09
Consumer loans and leases                34,055        554     6.51       5,390        103     7.64
Mortgage-backed securities              177,785      3,132     7.05       7,820        158     8.08
Interest-bearing deposits                22,645        304     5.31      35,295        328     3.68
Federal funds sold                            -          -        -           -          -        -
Commercial paper                            493          6     4.81           -          -        -
Investment securities                    76,224      1,345     7.06       8,997        147     6.55
Total interest-earning assets         1,297,169     23,329     7.19     648,634     11,302     6.97
Noninterest-earning assets               50,189                          21,278
Total assets                         $1,347,358                        $669,912

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                     $  833,869    $10,772     5.18%   $349,375   $  4,375     5.03%
NOW noninterest-bearing accounts         37,523          -        -      36,691          -        -
NOW interest-bearing accounts            52,568        262     2.00      23,175         90     1.56
Money market accounts                    82,720        620     3.01      54,613        437     3.21
Total deposits                        1,006,680     11,654     4.64     463,854      4,902     4.24
Funds borrowed:
Borrwoed funds                          180,753      2,734     5.98     127,571      2,051     6.36
Collateralized mortgage obligations       1,679         51    12.15       2,990        103    13.78
Total funds borrowed                    182,432      2,785     6.04     130,561      2,154     6.53
Total interest-bearing liabilities    1,189,112     14,439     4.86     594,415      7,056     4.74
Other liabilities                        34,535                          20,765
Total liabilities                     1,223,647                         615,180
Stockholders' equity                    123,711                          54,732
Total liabilities and
  stockholders equity                $1,347,358                        $669,912
Net interest income/
  interest rate spread                             $ 8,890     2.33%              $  4,246     2.23%
Net interest-earning assets/
  net interest margin                $  108,057                2.74%   $ 54,219                2.62%
Interest-earning assets to
  interest-bearing liabilities             1.09X                           1.09X


                                                        Six Months Ended June 30,                          At June 30,
                                                   1997                           1996                        1997
                                                             Average                        Average
                                        Average               Yield/   Average               Yield/                 Yield/
(Dollars in thousands)                  Balance    Interest    Cost    Balance    Interest    Cost       Balance     Cost
Assets:
Interest-earning assets:
Mortgage loans, net                  $  870,560    $31,431     7.22%   $562,443   $ 19,917     7.08%    $  907,828    7.57%
Equity lines of credit                   68,548      2,733     8.04      33,222      1,377     8.31         75,587    8.18
Consumer loans and leases                30,282      1,086     7.17       7,258        297     8.18         34,226    7.86
Mortgage-backed securities              132,721      4,629     6.98       7,659        311     8.12        204,477    7.33
Interest-bearing deposits                16,042        441     5.47      33,114        576     3.44         23,858    6.29
Federal funds sold                          535         15     5.58           -          -        -              -       -
Commercial paper                          1,338         37     5.50           -          -        -              -       -
Investment securities                    51,811      1,818     7.03       9,988        320     6.41        110,690    7.35
Total interest-earning assets         1,171,837     42,190     7.20     653,684     22,798     6.97      1,356,666    7.53
Noninterest-earning assets               48,832                          21,267                             47,597
Total assets                         $1,220,669                        $674,951                          1,404,263

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                     $  743,840    $18,966     5.14%   $347,858   $  8,774     5.06%       850,618    5.39%
NOW noninterest-bearing accounts         38,996          -        -      36,722          -        -         41,526       -
NOW interest-bearing accounts            46,190        410     1.79      22,934        179     1.57         51,489    1.47
Money market accounts                    79,607      1,211     3.07      54,816        882     3.23         77,290    3.31
Total deposits                          908,633     20,587     4.57     462,330      9,835     4.27      1,020,923    4.82
Funds borrowed:
Borrwoed funds                          168,578      5,082     6.00     134,680      4,313     6.33        228,684    5.92
Collateralized mortgage obligations       1,832        111    12.12       3,207        220    13.72          1,684   12.80
Total funds borrowed                    170,410      5,193     6.06     137,887      4,533     6.51        230,368    5.97
Total interest-bearing liabilities    1,079,043     25,780     4.80     600,217     14,368     4.78      1,251,291    5.03
Other liabilities                        29,943                          20,637                             27,878
Total liabilities                     1,108,986                         620,854                          1,279,169
Stockholders' equity                    111,683                          54,097                            125,094
Total liabilities and
  stockholders equity                $1,220,669                        $674,951                          1,404,263
Net interest income/
  interest rate spread                             $16,410     2.40%              $  8,430     2.19%                  2.50%
Net interest-earning assets/
  net interest margin                $   92,794                2.80%   $ 53,467                2.58%
Interest-earning assets to
  interest-bearing liabilities             1.09X                           1.09X

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


                                            Three Months Ended June 30, 1997       Six Months Ended June 30, 1997
                                                      Compared To                           Compared To
                                            Three Months Ended June 30, 1996       Six Months Ended June 30, 1996
                                                   Increase (Decrease)                  Increase (Decrease)
                                                 In Net Interest Income               In Net Interest Income
                                                         Due To                               Due To
(In thousands)                              Volume        Rate           Net       Volume        Rate         Net
Interest-Earning Assets:
Mortgage loans, net                        $  6,475        183          6,658      11,113         401      11,514
Equity lines of credit                          748         16            764       1,403         (47)      1,356
Consumer loans and leases                       468        (17)           451         830         (41)        789
Mortgage-backed securities                    2,997        (23)         2,974       4,368         (50)      4,318
Interest-bearing deposits                      (139)       115            (24)       (377)        242        (135)
Federal funds sold                             -          -              -          15           -          15
Commercial paper                                  -          6              6          37           -          37
Investment securities                         1,186         12          1,198       1,464          34       1,498
Total                                        11,735        292         12,027      18,853         539      19,392

Interest-Bearing Liabilities:
Deposits                                      6,248        504          6,752      10,023         729      10,752
Funds borrowed                                  800       (169)           631         990        (330)        660
Total                                         7,048        335          7,383      11,013         399      11,412
Net change in net interest income           $ 4,687        (43)         4,644       7,840         140       7,980


Comparison of Operating Results for the Three Months Ended
June 30, 1997 and June 30, 1996

General

   Net income totaled $2,636,000, or $0.46 per fully diluted share for the three months ended June 30, 1997, as compared to $1,132,000, or $0.40 per fully diluted share reported for the quarter ended June 30, 1996. Net interest income for the three months ended June 30, 1997 was $8.9 million, an increase of $4.6 million from the June 30, 1996 quarter of $4.2 million.

Interest Income

   Interest income for the quarter ended June 30, 1997 totaled $23.3 million, an increase of $12.0 million, or 106.4%, from the prior year's quarter. Interest income on mortgage loans increased $6.7 million, or 67.8%, to $16.5 million from the June 1996 quarter. The average balance of the mortgage portfolio increased $358.5 million, or 64.7%, primarily as a result of the merger. The annualized average yield on the mortgage loan portfolio increased to 7.22% for the three months ended June 30, 1997 from 7.09% for the 1996 period. Interest income on equity lines of credit increased $764,000, or 103.4%, to $1.5 million from the prior year's quarter, primarily as a result of the Bank's promotion of this product. The average balance of equity lines of credit increased $36.3 million, or 99.2%, to $73.0 million from $36.6 million from the June 1996 quarter. Interest income on consumer loans and commercial leases increased $451,000 to $554,000 for the three months ended June 30, 1997. The average balance of the consumer loans and commercial leases increased $28.7 million from the 1996 period, primarily as a result of the merger. Interest income on mortgage-backed securities for the three months ended June 30, 1997 increased $3.0 million to $3.1 million from the June 1996 quarter. The average balance of the mortgage-backed securities portfolio increased $170.0 million from the 1996 period, primarily as a result of the merger. The average balance of the investment securities portfolio increased $67.2 million from the 1996 period, due to the merger and additional purchases.

Interest Expense

   Interest expense on deposit accounts increased $6.8 million, or 137.7%, to $11.7 million, for the quarter ended June 30, 1997 compared to the prior year's quarter. The annualized average cost of deposits for the three months ended June 30, 1997 was 4.64%, an increase from the annualized average cost of 4.24% for the June 1996 period. The average deposit base increased $542.8 million to $1.0 billion during the 1997 period, primarily as a result of the merger. For the quarter ended June 30, 1997, the Company recorded interest expense on borrowed funds of $2.7 million on an average balance of $180.8 million at an annualized cost of 5.98% primarily related to FHLB advances and reverse repurchase agreements. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.3 million, or 43.9%, to $1.7 million for the three months ended June 30, 1997 compared to the 1996 period, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds. The interest expense on the CMO bonds for the 1997 period decreased $52,000 to $51,000 compared to the three months ended June 30, 1996. The annualized average cost on the CMO bonds decreased to 12.15% for the 1997 quarter from 13.78% for the three months ended June 30, 1996, due to adjustments to the discount on the bonds for changes in the estimated average maturities of the collateral.

Net Interest Income

   Net interest income for the three months ended June 30, 1997 increased $4.6 million or 109.4%, to $8.9 million from the 1996 period. The annualized average yield on interest-earning assets increased from 6.97% to 7.19% when comparing the 1996 and 1997 quarters. The annualized average cost of interest-bearing liabilities increased to 4.86% from 4.74%. This resulted in an annualized average net interest rate spread of 2.33% for the three-month period ended June 30, 1997 compared to 2.23% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the quarter ended June 30, 1997 compared to the 1996 quarter primarily as a result of the merger.

Provision for Loan Losses

   Based on management's evaluation of the loan portfolio, no provision for loan losses was recorded during the quarter ended June 30, 1997. The amount of non-performing loans at June 30, 1997, was $1,627,000, or 0.16% of total loans, compared to $731,000 or 0.12% of total loans at June 30, 1996. The ratio of the allowance for loan losses to non-performing loans was 335.5% and 329.3% at June 30, 1997 and 1996, respectively.

Noninterest Income

   Total noninterest income for the three months ended June 30, 1997 was $4.2 million, an increase of $1.2 million over the 1996 period. Fees and commissions for the quarter ended June 30, 1997 increased $1.2 million to $4.0 million over the comparable 1996 quarter. Included in the current quarter are ATM transaction fees of $494,000. This is an increase of $332,000 over the prior year's quarter, primarily related to charging non-customers using the Bank's shared ATM network. Also included in fees and commissions for the current quarter are additional fees on deposit accounts of $217,000, primarily related to the additional accounts added in the merger.

Noninterest Expense

   Noninterest expense for the quarter ended June 30, 1997 totaled $8.8 million, an increase of $2.9 million, or 50.2% from the prior year's quarter. The increase is primarily related to the combination of the operations of the two companies.

Income Tax Provision

   The provision for income taxes for the three months ended June 30, 1997 was $1.7 million. The effective tax rate for the three months ended June 30, 1997 was 38.8% compared to 19.5% for the three months ended June 30, 1996. The effective tax rate for the 1996 period was a result of the reversal of the SFAS 109 valuation allowance which was no longer deemed necessary.

Comparison of Operating Results for the Six Months Ended
June 30, 1997 and June 30, 1996

General

   The operating results for the six months ended June 30, 1997 include the combined entities from the date of merger (February 10, 1997). Net income totaled $4,065,000, or $0.80 per fully diluted share for the six months ended June 30, 1997, as compared to $2,333,000, or $0.83 per fully diluted share reported for the comparable six months ended June 30, 1996. Net interest income for the six months ended June 30, 1997 was $16.4 million, an increase of $8.0 million from the comparable 1996 period of $8.4 million.

Interest Income

   Interest income for the six months ended June 30, 1997 totaled $42.2 million, an increase of $19.4 million, or 85.1%, from the prior year's six months. Interest income on mortgage loans increased $11.5 million, or 57.8%, to $31.4 million from the comparable six months of 1996. The average balance of the mortgage portfolio increased $308.1 million, or 54.8%, primarily as a result of the merger. The annualized average yield on the mortgage loan portfolio increased to 7.22% for the six months ended June 30, 1997 from 7.08% for the 1996 period. Interest income on equity lines of credit increased $1.4 million, or 98.5%, to $2.7 million from the prior year's period, primarily as a result of the Bank's promotion of this product. The average balance of equity lines of credit increased $35.3 million, or 106.3%, to $68.5 million from $33.2 million from the comparable period of 1996. Interest income on consumer loans and commercial leases increased $789,000 to $1.1 million for the six months ended June 30, 1997. The average balance of the consumer loans and commercial leases increased $23.0 million from the 1996 period, primarily as a result of the merger. Interest income on mortgage-backed securities for the six months ended June 30, 1997 increased $4.3 million to $4.6 million from the comparable six months of 1996. The average balance of the mortgage-backed securities portfolio increased $125.1 million from the 1996 period, primarily as a result of the merger. The average balance of the investment securities portfolio increased $41.8 million from the 1996 period, due to the merger and additional purchases.

Interest Expense

   Interest expense on deposit accounts increased $10.8 million, or 109.3%, to $20.6 million, for the six months ended June 30, 1997 compared to the prior year's period. The annualized average cost of deposits for the six months ended June 30, 1997 was 4.57%, an increase from the annualized average cost of 4.27% for the comparable 1996 period. The average deposit base increased $446.3 million to $908.6 million during the 1997 period, primarily as a result of the merger. For the six months ended June 30, 1997, the Company recorded interest expense on borrowed funds of $5.1 million on an average balance of $168.6 million at an annualized cost of 6.00% primarily related to FHLB advances and reverse repurchase agreements. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.4 million, or 42.9%, to $1.8 million for the six months ended June 30, 1997 compared to the 1996 period, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds. The interest expense on the CMO bonds for the 1997 period decreased $109,000 to $111,000 compared to the six months ended June 30, 1996. The annualized average cost on the CMO bonds decreased to 12.12% for the 1997 period from 13.72% for the six months ended June 30, 1996, due to adjustments to the discount on the bonds for changes in the estimated average maturities of the collateral.

Net Interest Income

   Net interest income for the six months ended June 30, 1997 increased $8.0 million or 94.7%, to $16.4 million from the 1996 period. The annualized average yield on interest-earning assets for six months increased from 6.97% to 7.20% when comparing the 1996 and 1997 periods. The annualized average cost of interest-bearing liabilities for six months increased to 4.80% from 4.78%. This resulted in an annualized average net interest rate spread of 2.40% for the six-month period ended June 30, 1997 compared to 2.19% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the six months ended June 30, 1997 compared to the 1996 period primarily as a result of the merger.

Provision for Loan Losses

   Based on management's evaluation of the loan portfolio, no provision for loan losses was recorded during the six months ended June 30, 1997. The amount of non-performing loans at June 30, 1997, was $1,627,000, or 0.16% of total loans, compared to $731,000 or 0.12% of total loans at June 30, 1996. The ratio of the allowance for loan losses to non-performing loans was 335.5% and 329.3% at June 30, 1997 and 1996, respectively.

Noninterest Income

   Total noninterest income for the six months ended June 30, 1997 was $6.9 million, an increase of $316,000 from the 1996 period. The six month period ended June 30, 1997 included losses of $314,000 on mortgage loan sales compared to gains of $202,000 recorded for the 1996 period. The current period included a loss of $391,000 on sales of $59 million of adjustable rate mortgage loans. The loan sale loss and subsequent reinvestment of the proceeds was completed to enhance the Bank's asset and liability mix. Fees and commissions for the six months ended June 30, 1997 increased $1,088,000 to $6.9 million over the comparable 1996 period. Included in the current six-month period are ATM transaction fees of $765,000. This is an increase of $447,000 over the prior year's period, primarily related to charging non-customers using the Bank's shared ATM network. Also included in fees and commissions for the current six-month period are additional fees on deposit accounts of $229,000, primarily related to the additional accounts added in the merger. Other noninterest income for the six months ended June 30, 1997 decreased $127,000 to $53,000 primarily related to a $104,000 tax refund and $53,000 from the redemption of an equity investment included in the 1996 period.

Noninterest Expense

   Noninterest expense for the six months ended June 30, 1997 totaled $16.7 million, an increase of $5.0 million, or 43.3% from the prior year's comparable period. The current year's period includes $553,000 in non-recurring merger related expenses, which occurred in the first quarter. The remaining increases are primarily related to the combination of the operations of the two companies.

Income Tax Provision

   The provision for income taxes for the six months ended June 30, 1997 was $2.6 million. The effective tax rate for the six months ended June 30, 1997 was 38.7% compared to 30.8% for the six months ended June 30, 1996. The effective tax rate for the 1996 period was a result of the reversal of the SFAS 109 valuation allowance which was no longer deemed necessary.

Part II - Other Information

Item 1.  Legal Proceedings

   Not Applicable.

Item 2.  Changes in Securities

   Not Applicable.

Item 3.  Defaults Upon Senior Securities

   Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

   (a)   The Company held its Annual Meeting of Shareholders on
May 28, 1997.

   (b) The names of each director elected at the Annual Meeting are as follows:

      Howard R. Jones
      Fredric G. Novy
      William C. O'Donnell
      Russell  F. Stephens, Jr.
      Vernon B. Thomas, Jr.

      The names of each of the directors whose term of office continued after the Annual Meeting are as follows:

      Kenne P. Bristol
      Edward  J. Burns
      Howard A. Davis
      Whit G. Hughes
      H. Verne Loeppert
      David D. Mill
      Edward J. Nusrala
      William R. Rybak
      Donald E. Sveen

   (c)   The following matters were voted upon at the Annual
Meeting and the number of affirmative votes and negative votes cast with the respect to each matter is as follows:

      (i) The election of five directors for terms of three years each:


                              For         Withheld
Howard R. Jones            3,934,535      672,861
Fredric G. Novy            3,930,052      677,344
William C. O'Donnell       3,927,617      679,779
Russell F. Stephens, Jr.   3,937,660      669,736
Vernon B. Thomas, Jr.      3,935,072      672,324

   (ii)  Approval of the Alliance Bancorp 1997 Long-Term
Incentive Compensation Plan:

                 For           Against          Withheld
              2,347,141       1,142,225          49,250

   (iii) Ratification of the appointment of KPMG Peat Marwick,
LLP as the Company's independent auditors for the year ending
December 31, 1997:

                 For           Against          Withheld
              4,509,142         35,814           62,440

   (d)   None.

Item 5.  Other Information

   Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibit No. 11  Statement re: Computation of Per Share
Earnings


                                                   Three Months Ended   Six Months Ended
                                                      June 30, 1997       June 30, 1997
Net income                                              $2,636,000           4,065,000
Weighted average common shares outstanding               5,337,428           4,741,077
Common stock equivalents due to dilutive effect
  of stock options                                         332,290             335,760
Total weighted average common shares and
  equivalents outstanding                                5,669,718           5,076,837
Primary earnings per share                              $     0.46                0.80
Total weighted average common shares and
  equivalents outstanding                                5,337,428           4,741,077
Additional dilutive shares using end of period
  market value versus average market value for
  the period when utilizing the treasury stock
  method regarding stock options                           346,112             351,002
Total weighted average common shares and
  equivalents outstanding for fully diluted computation  5,683,540           5,092,790
Fully diluted earnings per share                        $     0.46                0.80


   (b)   Reports on Form 8-K.

      none.

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        Alliance Bancorp




Dated:  August 9, 1997        /s/  Kenne P. Bristol
                              -----------------------------------
                              Kenne P. Bristol
                              President and Chief Executive
                               Officer

Dated:  August 9, 1997        /s/  Richard A. Hojnicki
                              -----------------------------------
                              Richard A. Hojnicki
                              Executive Vice President and
                               Chief Financial Officer