Form 10-Q
period 1997-09-30
ALLIANCE BANCORP
filed 1997-11-13
CIK 885638

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                   FORM 10-Q

(Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                       OR

            (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                            -----------     ----------

                        COMMISSION FILE NUMBER 0-20082

                               ALLIANCE BANCORP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                    36-3811768
    -------------------------------                   -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

     ONE GRANT SQUARE, HINSDALE, ILLINOIS                    60521
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)


                                (630) 323-1776
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                             -----    -----

   Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

   Common Stock, $0.01 par value -8,021,235 shares outstanding as of November 3, 1997.

                                   FORM 10-Q

                                     Index
                                     -----

PART I.     FINANCIAL INFORMATION                                        Page
-------     ---------------------                                        ----

Item 1.     Financial Statements (unaudited)

            Consolidated Statements of Financial Condition
            as of September 30, 1997 and December 31, 1996                  1

            Consolidated Statements of Income for the Three and
            Nine Months Ended September 30, 1997 and 1996                   2

            Consolidated Statements of Changes in Stockholders' Equity
            for the Nine Months Ended September 30, 1997 and 1996           3

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1997 and 1996                   4

            Notes to Consolidated Financial Statements                      5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       7


PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings                                              18

Item 2.     Changes in Securities                                          18

Item 3.     Defaults upon Senior Securities                                18

Item 4.     Submission of Matters to a Vote of Security Holders            18

Item 5.     Other Information                                              18

Item 6.     Exhibits and Reports on Form 8-K                               19

            Signature Page                                                 20


ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                       September 30,    December 31,
(In thousands, except share data)                                                          1997            1996
                                                                                       -------------   -------------
                                                                                                 (unaudited)
Assets
Cash and due from banks                                                                $      11,202           7,645
Interest-bearing deposits                                                                     25,432          19,596
Investment securities available for sale, at fair value                                       92,176           1,998
Mortgage-backed securities available for sale, at fair value                                 196,888           5,140
Loans, net of allowance for losses of $5,435 at
 September 30, 1997 and $2,272 at December 31, 1996                                          996,854         609,371
Accrued interest receivable                                                                    9,880           3,522
Real estate                                                                                    2,669           1,586
Premises and equipment, net                                                                    7,354           6,592
Stock in Federal Home Loan Bank of Chicago, at cost                                           12,855           7,445
Other assets                                                                                  15,874           5,069
                                                                                       -------------   -------------
                                                                                       $   1,371,184         667,964
                                                                                       =============   =============


Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                              $     998,051         462,869
 Borrowed funds                                                                              222,725         131,900
 Collateralized mortgage obligations                                                           1,392           2,243
 Advances by borrowers for taxes and insurance                                                 4,043           7,919
 Accrued expenses and other liabilities                                                       15,883           6,407
                                                                                       -------------   -------------
   Total liabilities                                                                       1,242,094         611,338
                                                                                       -------------   -------------


Stockholders' Equity:
 Preferred stock, $.01 par value; authorized 1,500,000 shares; none outstanding                    -               -
 Common stock, $.01 par value; authorized 11,000,000 shares;
  8,174,435 shares issued and 8,020,348 outstanding at September 30, 1997
  4,185,128 shares issued and 4,042,628 outstanding at December 31, 1996                          82              27
 Additional paid-in capital                                                                   86,519          21,066
 Retained earnings, substantially restricted                                                  42,206          37,117
 Treasury stock, at cost; 154,087 shares at September 30, 1997 and
  142,500 at December 31, 1996                                                                (1,502)         (1,284)
 Common stock purchased by Employee Stock Ownership Plan                                           -            (428)
 Unrealized gain on securities available for sale, net of tax                                  1,785             128
                                                                                       -------------   -------------
   Total stockholders' equity                                                                129,090          56,626
                                                                                       -------------   -------------
Commitments and contingencies
                                                                                       -------------   -------------
                                                                                       $   1,371,184         667,964
                                                                                       =============   =============

See accompanying notes to unaudited consolidated financial statements.
All share amounts reflect the 50% stock dividend declared on August 22, 1997.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
(In thousands, except per share amounts)                            1997           1996             1997           1996
                                                              -------------   -------------    -------------   -------------
                                                                                          (unaudited)
Interest Income:
 Loans                                                        $      20,663          10,649           55,913          32,240
 Mortgage-backed securities                                           3,401             131            8,030             442
 Investment securities                                                2,107             149            3,925             469
 Interest-bearing deposits                                              336             191              777             767
 Commercial paper                                                         -               -               37               -
 Federal funds sold                                                       -               -               15               -
                                                              -------------   -------------    -------------   -------------
  Total interest income                                              26,507          11,120           68,697          33,918
                                                              -------------   -------------    -------------   -------------
Interest Expense:
 Deposits                                                            12,044           4,875           32,631          14,710
 Borrowed funds                                                       3,427           1,929            8,509           6,242
 Collateralized mortgage obligations                                     43              81              154             301
                                                              -------------   -------------    -------------   -------------
  Total interest expense                                             15,514           6,885           41,294          21,253
                                                              -------------   -------------    -------------   -------------
  Net interest income                                                10,993           4,235           27,403          12,665
  Provision for loan losses                                               -               -                -               -
                                                              -------------   -------------    -------------   -------------
  Net interest income after provision for loan losses                10,993           4,235           27,403          12,665
                                                              -------------   -------------    -------------   -------------
Noninterest Income:
 Gain (loss) on sales of loans and
   mortgage-backed securities                                            76             152             (238)            354
 Gain on sales of other assets                                            -              61                -              61
 Income (loss) from real estate operations                              (97)             52              (38)            226
 Servicing fee income                                                   113             116              327             344
 Fees and commissions                                                 4,389           2,993           11,284           8,800
 Other                                                                   26               4               79             184
                                                              -------------   -------------    -------------   -------------
  Total noninterest income                                            4,507           3,378           11,414           9,969
                                                              -------------   -------------    -------------   -------------
Noninterest Expense:
 Compensation and benefits                                            5,700           3,314           14,995           9,934
 Occupancy expense                                                    1,142             796            3,246           2,282
 Federal deposit insurance premiums                                     159             277              447             803
 Federal deposit insurance special assessment                             -           2,829                -           2,829
 Computer services                                                      305             135            1,006             397
 Other                                                                2,741           1,398            7,044           4,155
                                                              -------------   -------------    -------------   -------------
  Total noninterest expense                                          10,047           8,749           26,738          20,400
                                                              -------------   -------------    -------------   -------------
  Income (loss) before income taxes                                   5,453          (1,136)          12,079           2,234
 Income tax expense (benefit)                                         2,113            (855)           4,674             182
                                                              -------------   -------------    -------------   -------------
  Net income (loss)                                           $       3,340            (281)           7,405           2,052
                                                              =============   =============    =============   =============

 Primary earnings (loss) per share                            $        0.39           (0.07)            0.93            0.49
 Fully diluted earnings (loss) per share                      $        0.39           (0.07)            0.92            0.49
                                                              =============   =============    =============   =============

See accompanying notes to unaudited consolidated financial statements.
All share amounts reflect the 50% stock dividend declared on August 22, 1997.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               Additional
                                                                   Common       Paid-in         Retained      Treasury
(In Thousands)                                                     Stock        Capital         Earnings       Stock
                                                               ------------   ------------   ------------   ------------
                                                                                         (unaudited)
Nine Months Ended September 30, 1996

Balance at December 31, 1995                                     $       27         20,881         33,986         (1,284)
Net income                                                                -              -          2,052              -
Proceeds from exercise of stock options                                   -            109              -              -
Tax benefit from stock related compensation                               -             76              -              -
Principal payment on ESOP loan                                            -              -              -              -
Distribution of BRP awards                                                -              -              -              -
Change in unrealized gain (loss) on
   securities available for sale, net of tax                              -              -              -              -
                                                               ------------   ------------   ------------   ------------
Balance at September 30, 1996                                    $       27         21,066         36,038         (1,284)
                                                               ============   ============   ============   ============
Nine Months Ended September 30, 1997

Balance at December 31, 1996                                     $       27         21,066         37,117         (1,284)
Net income                                                                -              -          7,405              -
Issuance of 3,930,405 shares for merger of
   Liberty Bancorp                                                       26         65,106              -              -
Cash dividends declared, $0.285 per share                                 -              -         (2,284)             -
Purchase of treasury stock                                                -              -              -           (218)
Proceeds from exercise of stock options                                   2            327              -              -
Tax benefit from stock related compensation                               -             20              -              -
Principal payment on ESOP loan                                            -              -              -              -
Stock split effected in the form of a
   stock dividend                                                        27              -            (27)             -
Fractional shares related to stock split                                  -              -             (5)             -
Change in unrealized gain (loss) on
   securities available for sale,
   net of tax                                                             -              -              -              -
                                                               ------------   ------------   ------------   ------------
Balance at September 30, 1997                                  $         82         86,519         42,206         (1,502)
                                                               ============   ============   ============   ============

                                                                                             Unrealized
                                                                  Common         Common      Gain (Loss)
                                                                  Stock          Stock      on Securities
                                                                 Purchased      Purchased      Available
(In thousands)                                                    By ESOP        By BRPs       for Sale        Total
                                                               ------------   ------------   ------------   ------------
                                                                                        (unaudited)
Nine Months Ended September 30, 1996
Balance at December 31, 1995                                           (643)           (86)           227         53,108
Net income                                                                -              -              -          2,052
Proceeds from exercise of stock options                                   -              -              -            109
Tax benefit from stock related compensation                               -              -              -             76
Principal payment on ESOP loan                                          172              -              -            172
Distribution of BRP awards                                                -             86              -             86
Change in unrealized gain (loss) on
   securities available for sale, net of tax                              -              -           (132)          (132)
                                                               ------------   ------------   ------------   ------------
Balance at September 30, 1996                                          (471)             -             95         55,471
                                                               ============   ============   ============   ============
Nine Months Ended September 30, 1997

Balance at December 31, 1996                                           (428)             -            128         56,626
Net income                                                                -              -              -          7,405
Issuance of 3,930,405 shares for merger of
   Liberty Bancorp                                                        -              -              -         65,132
Cash dividends declared, $0.285 per share                                 -              -              -         (2,284)
Purchase of treasury stock                                                -              -              -           (218)
Proceeds from exercise of stock options                                   -              -              -            329
Tax benefit from stock related compensation                               -              -              -             20
Principal payment on ESOP loan                                          428              -              -            428
Stock split effected in the form of a
   stock dividend                                                         -              -              -              -
Fractional shares related to stock split                                  -              -              -             (5)
Change in unrealized gain (loss) on
   securities available for sale,
   net of tax                                                             -              -          1,657          1,657
                                                               ------------   ------------   ------------   ------------
Balance at September 30, 1997                                             -              -          1,785        129,090
                                                               ============   ============   ============   ============

See accompanying notes to unaudited consolidated financial statements.
All share amounts reflect the 50% stock dividend declared on August 22, 1997.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Nine Months Ended
                                                                                                     September 30,
(In thousands)                                                                                   1997            1996
                                                                                              -----------    -----------
                                                                                                      (unaudited)
Cash Flows From Operating Activities:
 Net income                                                                                   $     7,405          2,052
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                                                      913            878
   Distribution of BRP awards                                                                           -             86
   Amortization of premiums, discounts, and deferred loan fees                                      1,210            314
   Additions to deferred loan fees                                                                     26           (386)
   Amortization of collateralized mortgage obligations discount                                        48            108
   Originations of loans held for sale                                                           (390,905)      (371,501)
   Sale of loans originated for sale                                                              368,484        381,283
   (Gain) loss on sales of loans and mortgage-backed securities                                       238           (354)
   Gain on sales of real estate                                                                         -            (61)
   Decrease in Stock in Federal Home Loan Bank of Chicago                                               -          1,770
   (Increase) decrease in accrued interest receivable                                              (2,248)            26
   (Increase) decrease in other assets                                                              3,013           (682)
   Decrease in accrued expenses and other liabilities                                              (3,409)          (249)
                                                                                              -----------    -----------
Net cash provided by (used in) operating activities                                               (15,225)        13,284
                                                                                              -----------    -----------
Cash Flows From Investing Activities:
 Proceeds from sales of loans                                                                      60,028          4,803
 Proceeds from sale of real estate held for development and sale                                      227            805
 Loans originated or purchased for investment                                                     (95,234)       (52,606)
 Purchases of:
  Mortgage-backed securities available for sale                                                   (90,354)             -
  Investment securities available for sale                                                        (90,039)             -
 Purchase of premises and equipment                                                                (1,725)        (1,766)
 Net assets acquired through merger, net of cash acquired                                          16,973              -
 Maturities of investment securities available for sale                                            24,000              -
 Principal collected on loans                                                                     165,331         69,401
 Principal collected on mortgage-backed securities                                                 18,336          1,172
                                                                                              -----------    -----------
Net cash provided by investing activities                                                           7,543         21,809
                                                                                              -----------    -----------
Cash Flows From Financing Activities:
 Net increase (decrease) in deposits                                                               20,162         (6,715)
 Proceeds from borrowed funds                                                                     236,853         21,000
 Repayment of borrowed funds                                                                     (229,400)       (42,156)
 Repayment of collateralized mortgage obligations                                                    (899)        (1,528)
 Net decrease in advance payments by borrowers for taxes and insurance                             (8,848)        (6,012)
 Purchase of treasury stock                                                                          (143)             -
 Cash dividends paid                                                                               (1,402)             -
 Cash paid in lieu of fractional shares related to stock split                                         (5)             -
 Payment on ESOP loan                                                                                 428            172
 Proceeds from options exercised                                                                      329            109
                                                                                              -----------    -----------
Net cash provided by (used in) financing activities                                                17,075        (35,130)
                                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents                                                9,393            (37)
Cash and cash equivalents at beginning of period                                                   27,241         29,030
                                                                                              -----------    -----------
Cash and cash equivalents at end of period                                                    $    36,634         28,993
                                                                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                                                    $    41,188         21,365
  Income taxes                                                                                      3,126          2,133

Supplemental Disclosures of Noncash Activities:
 Loans exchanged for mortgage-backed securities                                               $    54,589         28,678
 Additions to real estate acquired in settlement of loans                                             272            353
                                                                                              -----------    -----------


See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 1997 and 1996

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

  The transaction was accounted for under the purchase method of accounting and
1.054 shares of Hinsdale Financial Corporation common stock was exchanged for each share of Liberty Bancorp outstanding common stock. There were 3,930,405 shares of Hinsdale Financial Corporation shares issued for 3,733,013 shares of Liberty Bancorp. Liberty Bancorp had total assets of $680 million and deposits of $516 million at the date of the merger. The fair value of the net assets acquired approximated the purchase price, accordingly; no goodwill was recorded. The nine-month period ended September 30, 1997 includes the earnings of Liberty Bancorp from the date of merger.

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


                                                Three Months Ended September 30,         Nine Months Ended September 30,
(In thousands, except per share amounts)            1997                 1996               1997                1996
                                                ----------           ----------          ----------          ----------
Net Interest Income                             $   10,993                8,861           28,836                26,077
Net Income (Loss)                               $    3,340                 (896)           7,427                 3,324
Primary Earnings (Loss) Per Share               $     0.39                (0.11)            0.94                  0.39
Fully Diluted Earnings (Loss) Per Share         $     0.39                (0.11)            0.93                  0.39

(3)  Change in Fiscal Year

  As a result of the merger with Liberty Bancorp, Inc., the Company has changed its fiscal year end from September 30 to December 31. Therefore, the current quarter ended September 30, 1997 represents the third quarter for the year ending December 31, 1997.

ALLIANCE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 1997 and 1996

(4)  Earnings per Share

  Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of common and common equivalent shares outstanding. Stock options are regarded as common share equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. On August 22, 1997, the Company announced a 50% stock dividend payable September 26, 1997 to shareholders of record on September 12, 1997. Each shareholder received three new shares of common stock for every two shares they owned as of the record date. Cash was paid in lieu of fractional shares. All share amounts have been adjusted to reflect the dividend.

(5)  Commitments and Contingencies

  At September 30, 1997, the Company had outstanding commitments to originate and purchase loans of $50.2 million, of which $22.2 million were fixed-rate and $28.0 million were adjustable-rate commitments. Unused equity lines of credit available to customers were $78.3 million at September 30, 1997.

  As a result of the merger, the Bank assumed two credit enhancement agreements with local municipalities to guarantee the repayment of an aggregate of $4.0 million on municipal revenue bonds ( the "Bonds"), which are secured by first mortgages on apartment building projects. To secure the guarantees of the Bonds, the Bank has pledged mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"). The Bank's obligations on these Bonds expire in the year 1998 or the dates the Bonds are repaid, if earlier. In the event of default on the Bonds, the Bank's maximum liability would be its pro rata amount of the credit guaranty and if the Bank does not act to meet its agreed upon obligations, the collateral pledged as security for the Bank's guarantee may be liquidated and the proceeds used to repay the defaulted Bonds. The Bank's position in such case would be secured by a first mortgage lien on the underlying apartment properties and a lien against all income derived therefrom. At September 30, 1997, there remains one credit enhancement agreement outstanding in the amount of $2.0 million. The Bank's obligation on this Bond expires in the year 1998 or the date the Bond is repaid, if earlier.

(6)  Reclassifications

  Certain reclassifications of prior year amounts have been made to conform with current year presentation.

ALLIANCE BANCORP AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

  On February 10, 1997, Hinsdale Financial Corporation ("Hinsdale Financial") completed a merger of equals with Liberty Bancorp Inc. of Chicago, Illinois ("Liberty Bancorp"). Liberty Bancorp was merged with and into Hinsdale Financial. Concurrent with the merger, Hinsdale Financial changed its name to Alliance Bancorp ("the Company"), and 3,930,405 shares of the Company's common stock were exchanged for all of the outstanding shares of Liberty Bancorp. Additionally in connection with the merger, the wholly-owned subsidiary of Liberty Bancorp, Liberty Federal Savings Bank ("Liberty Federal Savings"), was merged with and into the wholly-owned subsidiary of Hinsdale Financial, Hinsdale Federal Bank for Savings ("Hinsdale Federal"), which then changed its name to Liberty Federal Bank ("Liberty Federal", or the "Bank"). The merger of Liberty Bancorp with and into the Company was recorded as a purchase, in which all of Liberty Bancorp's assets and liabilities were recorded at fair value at the closing date. The fair value of net assets acquired approximated the purchase price; accordingly, no goodwill was recorded. Liberty Bancorp had total assets of $680 million and deposits of $516 million at the date of the merger.

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

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 6.85% for the quarter ended September 30, 1997.

  The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1997, cash and cash equivalents totaled $36.6 million.

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

  The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash flows used in operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, were $15.2 million for the nine months ended September 30, 1997. Net cash provided by investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed and investment securities, offset by principal collections on loans and mortgage-backed securities was $7.5 million for the nine months ended September 30, 1997. Net cash provided by financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds and the repayment of collateralized mortgage obligations, totaled $17.1 million for the nine months ended September 30, 1997.

  In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company will engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through the Federal National Mortgage Association ("FNMA") are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At September 30, 1997 the Company had $2.0 million forward commitments to sell FNMA mortgage-backed securities.

  The Bank's tangible capital ratio at September 30, 1997 was 8.13%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $90.3 million. The Bank's leverage capital ratio at September 30, 1997 was 8.24%. This exceeded the leverage capital requirement of 3.0% of adjusted assets by $71.4 million. The Bank's risk-based capital ratio was 15.93% at September 30, 1997. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $58.1 million.

CHANGES IN FINANCIAL CONDITION

  The Company had total assets of $1.4 billion at September 30, 1997, an increase of $703 million, or 105.3%, from December 31, 1996, primarily as a result of the merger. Liberty Bancorp's assets at date of merger were comprised of: commercial paper, $1.7 million; investment securities, $22.6 million; mortgage-backed securities, $118.7 million; and loans, $497.4 million.

  Deposits totaled $1.0 billion at September 30, 1997, an increase of $535.2 million, or 115.6%, of which $515.6 million was due to the merger. Borrowed funds totaled $222.7 million at September 30, 1997, an increase of $90.8 million, or 68.9% from December 31, 1996, of which $83.3 million was due to the merger. Borrowed funds primarily consist of $191.1 million in FHLB advances and $17.9 million in reverse repurchase agreements collateralized by mortgage-backed securities.

  Stockholders' equity totaled $129.1 million at September 30, 1997, an increase of $72.5 million, or 128%. As a result of the merger, 3,930,405 additional shares of common stock were issued and exchanged for Liberty Bancorp common stock. At September 30, 1997, the number of common shares outstanding was 8,020,348 and the book value per common share outstanding was $16.10 per share. On August 22, 1997, the Company declared an $0.11 per share cash dividend payable October 20, 1997 to shareholders of record on September 30, 1997. In addition, on August 22, 1997, the Company announced a three-for-two stock split in the form of a dividend payable September 26, 1997 to shareholders of record on September 12, 1997.

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

ASSET QUALITY
NON-PERFORMING ASSETS

  The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at September 30, 1997 nor during the nine months ended September 30, 1997, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.

                                                                     Quarter Ended
                                          ----------------------------------------------------------------------------------
                                           September 30,      June 30,         March 31,       December 31,    September 30,
(Dollars in thousands)                         1997            1997              1997             1996             1996
                                          --------------   --------------   --------------   --------------   --------------

Non-accrual mortgage loans
 90 days or more past due                 $        2,218            1,601            1,761            1,163              932
Non-accrual consumer loans
 90 days or more past due                             39               26                -                -                -
                                          --------------   --------------   --------------   --------------   --------------
Total non-performing loans                         2,257            1,627            1,761            1,163              932
Total foreclosed real estate                         687              496              553              545              207
                                          --------------   --------------   --------------   --------------   --------------
Total non-performing assets               $        2,944            2,123            2,314            1,708            1,139
                                          --------------   --------------   --------------   --------------   --------------
Total non-performing loans
 to total loans                                     0.23%            0.16             0.16             0.18             0.15

Total non-performing assets
 to total assets                                    0.21%            0.15             0.18             0.26             0.17

CLASSIFICATION OF ASSETS

  The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

  As of September 30, 1997, the Company had total classified assets of $811,000, of which $687,000 were classified as "substandard" and $124,000 were classified as "doubtful". Classified assets consisted of single family residential loans and foreclosed single family residential loans (real estate owned).

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

  The Bank seeks to lengthen the maturities of its deposits by emphasizing savings certificates with maturities of three months or more. At September 30, 1997, savings certificates with original maturities of three months or more totaled $698.6 million, or 70%, of total deposits. The Bank seeks to reduce its risk of early withdrawals from its longer term savings certificates by requiring early withdrawal penalties on all certificates. The Bank does not actively solicit high-rate jumbo certificates of deposit or brokered funds.

  Matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive by monitoring an institution's interest rate sensitivity gap. An asset or liability is considered interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. The Company's one-year interest sensitivity gap as a percent of total assets was a negative 10.74% at September 30, 1997.

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Regular savings accounts, NOW accounts and money market accounts, which collectively totaled $253 million at September 30, 1997, were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. The collateralized mortgage obligations were assumed to prepay at the same rate used for the mortgage-backed securities collateralizing these obligations. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                                           At September 30, 1997
                                                        -------------------------------------------------------------
                                                                      More Than    More Than
                                                          1 Year       1 Year       3 Years     More Than
(Dollars in thousands)                                    Or Less    To 3 Years   To 5 Years     5 Years      Total
                                                        ----------   ----------   ----------   ----------   ----------
Interest-Earning Assets:
Mortgage loans (1)                                      $  383,057      308,961       85,588      104,725      882,331
Equity lines of credit (1)                                  79,995            -            -            -       79,995
Consumer loans and leases (1)                                7,726       20,924        6,042        3,012       37,704
Mortgage-backed securities (2)                              88,293       25,227       19,093       62,448      195,061
Interest-bearing deposits                                   25,432            -            -            -       25,432
Investment securities (2)                                   76,645       18,523        1,541        7,444      104,153
                                                        ----------   ----------   ----------   ----------   ----------
 Total interest-earning assets                             661,148      373,635      112,264      177,629    1,324,676

Interest-Bearing Liabilities
Regular savings accounts                                    22,148       33,641       21,931       52,565      130,285
NOW interest-bearing accounts                               17,638       16,146        4,320        9,567       47,671
Money market accounts                                       59,117        8,233        3,920        3,562       74,832
Certificate accounts                                       523,652      146,200       28,413          364      698,629
Borrowed funds                                             184,175       38,550            -            -      222,725
Collateralized mortgage obligations                          1,392            -            -            -        1,392
                                                        ----------   ----------   ----------   ----------   ----------
 Total interest-bearing liabilities                        808,122      242,770       58,584       66,058    1,175,534
                                                        ----------   ----------   ----------   ----------   ----------
Interest sensitivity gap                                $ (146,974)     130,865       53,680      111,571      149,142
                                                        ==========   ==========   ==========   ==========   ==========
Cumulative interest sensitivity gap                     $ (146,974)     (16,109)      37,571      149,142
                                                        ==========   ==========   ==========   ==========   ==========
Cumulative interest sensitivity gap as a
 percentage of total assets                                 (10.74)%      (1.18)        2.75        10.90
Cumulative net interest-earning assets as a
 percentage of interest-bearing liabilities                  81.81%       98.47       103.39       112.69
                                                        ----------   ----------   ----------   ----------   ----------


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

                                                                   Three Months Ended September 30,
                                      --------------------------------------------------------------------------------------------
                                                         1997                                            1996
                                      --------------------------------------------    --------------------------------------------
                                                                         Average                                        Average
                                         Average                         Yield/         Average                          Yield/
(Dollars in thousands)                   Balance        Interest          Cost          Balance         Interest          Cost
                                      ------------    ------------    ------------    ------------    ------------    ------------
Assets:
Interest-earning assets:
Mortgage loans, net                        891,856    $     18,332            8.23%   $    540,305    $      9,650            7.14%
Equity lines of credit                      78,873           1,577            7.93          44,560             880            7.84
Consumer loans and leases                   35,377            754             8.53           5,316             119            8.95
Mortgage-backed securities                 200,987          3,401             6.77           6,218             131            8.43
Interest-bearing deposits                   24,426            336             5.38          24,121             191            3.10
Federal funds sold                               -              -                -               -               -               -
Commercial paper                                 -              -                -               -               -               -
Investment securities                      112,222          2,107             7.51           9,017             149            6.57
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total interest-earnings assets           1,343,741          26,507            7.88         629,537          11,120            7.06
Noninterest-earning assets                  56,720                                          21,629
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total assets                          $  1,400,461                                    $    651,166
                                      ============    ============    ============    ============    ============    ============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                      $    839,537        $ 11,214            5.30%   $    345,595    $      4,354            5.00%
NOW noninterest-bearing accounts            43,672               -               -          35,029               -               -
NOW interest-bearing accounts               52,885             190            1.43          22,687              89            1.56
Money market accounts                       77,959             640            3.26          53,106             432            3.23
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total deposits                           1,014,053          12,044            4.71         456,417           4,875            4.24
Funds borrowed:
Borrowed funds                             226,225           3,427            5.93         119,275           1,929            6.33
Collateralized mortgage obligations          1,388              43           12.39           2,534              81           12.79
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total funds borrowed                       227,613           3,470            5.97         121,809           2,010            6.46
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total interest-bearing liablities        1,241,666          15,514            4.94         578,226           6,885            4.71
Other liabilities                           32,393                                          17,261
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total liabilities                        1,274,059                                         595,487
Stockholders' equity                       126,402                                          55,679
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total liabilities and
stockholders' equity                  $  1,400,461                                    $    651,166
                                      ============    ============    ============    ============    ============    ============

Net interest income/
interest rate spread                                  $     10,993            2.94%                   $      4,235            2.35%
                                      ============    ============    ============    ============    ============    ============

Net interest-earning
assets/net interest
margin                                $    102,075                            3.27%   $     51,311                            2.69%
                                      ============    ============    ============    ============    ============    ============
Interest-earning assets to
interest-bearing liabilities                  1.08 X                                          1.09 X
                                      ============    ============    ============    ============    ============    ============

                                                                   Nine Months Ended September 30,
                                      --------------------------------------------------------------------------------------------
                                                         1997                                            1996
                                      --------------------------------------------    --------------------------------------------
                                                                         Average                                        Average
                                         Average                         Yield/         Average                          Yield/
(Dollars in thousands)                   Balance        Interest          Cost          Balance         Interest          Cost
                                      ------------    ------------    ------------    ------------    ------------    ------------
Assets:
Interest-earning assets:
Mortgage loans, net                   $    877,658    $     49,763            7.56%   $    555,064    $     29,567            7.10%
Equity lines of credit                      71,989           4,310            8.00          37,001           2,257            8.16
Consumer loans and leases                   31,980           1,840            7.67           6,610             416            8.40

Mortgage-backed securities                 155,476           8,030            6.89           7,179             442            8.20
Interest-bearing deposits                   18,836             777            5.44          30,116             767            3.36
Federal funds sold                             356              15            5.56               -               -               -
Commercial paper                               892              37            5.47               -               -               -
Investment securities                       71,947           3,925            7.28           9,664             469            6.47
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total interest-earnings assets           1,229,134          68,697            7.45         645,634          33,918            7.00
Noninterest-earning assets                  51,463                                          21,388
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total assets                          $  1,280,597                                    $    667,022
                                      ============    ============    ============    ============    ============    ============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                      $    775,739    $     30,180            5.20%   $    347,103    $     13,128            5.06%
NOW noninterest-bearing accounts            40,555               -               -          36,158               -               -
NOW interest-bearing accounts               48,421             600            1.66          22,852             268            1.57
Money market accounts                       79,057           1,851            3.13          54,246           1,314            3.24
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total deposits                             943,772          32,631            4.62         460,359          14,710            4.27
Funds borrowed:
Borrowed funds                             187,793           8,509            5.98         129,545           6,242            6.35
Collateralized mortgage obligations          1,684             154           12.19           2,983             301           13.44
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total funds borrowed                       189,477           8,663            6.03         132,528           6,543            6.51
                                      ------------    ------------    ------------    ------------    ------------    ------------

Total interest-bearing liablities        1,133,249          41,294            4.86         592,887          21,253            4.77
Other liabilities                           30,759                                          19,511
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total liabilities                        1,164,008                                         612,398
Stockholders' equity                       116,589                                          54,624
                                      ------------    ------------    ------------    ------------    ------------    ------------
Total liabilities and
stockholders' equity                  $  1,280,597                                    $    667,022
                                      ============    ============    ============    ============    ============    ============
Net interest income/
interest rate spread                                  $     27,403            2.59%                   $     12,665            2.23%
                                      ============    ============    ============    ============    ============    ============
Net interest-earning
assets/net interest
margin                                $     95,885                            2.97%   $     52,747                            2.62%
                                      ============    ============    ============    ============    ============    ============
Interest-earning assets to
interest-bearing liabilities                  1.08 X                                          1.09 X
                                      ============    ============    ============    ============    ============    ============

                                                                               At September 30,
                                                                                    1997
                                                                        ------------------------------
                                                                                             Yield/
                                                                          Balance             Cost
                                                                        ------------      ------------
Assets:
Interest-earning assets:
Mortgage loans, net                                                     $    879,116              7.60%
Equity lines of credit                                                        79,995              8.12
Consumer loans and leases                                                     37,743              8.03
Mortgage-backed securities                                                   196,888              7.23
Interest-bearing deposits                                                     25,432              6.03
Federal funds sold                                                                 -                 -
Commercial paper                                                                   -                 -
Investment securities                                                        105,031              7.45
                                                                        ------------      ------------
Total interest-earnings assets                                             1,324,205              7.55
Noninterest-earning assets                                                    46,979
                                                                        ------------      ------------
Total assets                                                               1,371,184
                                                                        ============      ============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                                                        $    828,914              5.50%
NOW noninterest-bearing accounts                                              46,634                 -
NOW interest-bearing accounts                                                 47,671              1.47
Money market accounts                                                         74,832              3.32
                                                                        ------------      ------------
Total deposits                                                               998,051              4.89
Funds borrowed:
Borrowed funds                                                               222,725              5.97
Collateralized mortgage obligations                                            1,392             12.80
                                                                        ------------      ------------
Total funds borrowed                                                         224,117              6.01
                                                                        ------------      ------------
Total interest-bearing liablities                                          1,222,168              5.09
Other liabilities                                                             19,926
                                                                        ------------      ------------
Total liabilities                                                          1,242,094
Stockholders' equity                                                         129,090
                                                                        ------------      ------------
Total liabilities and
stockholders' equity                                                       1,371,184
                                                                        ============      ============
Net interest income/
interest rate spread                                                                              2.46%
                                                                        ============      ============
Net interest-earning
assets/net interest
margin
                                                                        ============      ============
Interest-earning assets to
interest-bearing liabilities
                                                                        ============      ============


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

                                          Three Months Ended September 30, 1997         Nine Months Ended September 30, 1997
                                                      Compared To                                   Compared To
                                          Three Months Ended September 30, 1996          Nine Months Ended September 30, 1996
                                          --------------------------------------        --------------------------------------
                                                  Increase (Decrease)                            Increase (Decrease)
                                                In Net Interest Income                         In Net Interest Income
                                                        Due To                                          Due To
                                          --------------------------------------        --------------------------------------
(In thousands)                              Volume         Rate           Net             Volume         Rate          Net
                                          ----------    ----------    ----------        ----------    ----------    ----------
Interest-Earning Assets:
Mortgage loans, net                       $    7,032         1,650         8,682            18,170         2,026        20,196
Equity lines of credit                           687            10           697             2,098           (45)        2,053
Consumer loans and leases                        641            (6)          635             1,463           (39)        1,424
Mortgage-backed securities                     3,301           (31)        3,270             7,670           (82)        7,588
Interest-bearing deposits                          2           143           145              (350)          360            10
Federal funds sold                                 -             -             -                15             -            15
Commercial paper                                   -             -             -                37             -            37
Investment securities                          1,934            24         1,958             3,390            66         3,456
                                          ----------    ----------    ----------        ----------    ----------    ----------
 Total                                        13,597         1,790        15,387            32,493         2,286        34,779
                                          ----------    ----------    ----------        ----------    ----------    ----------
Interest-Bearing Liabilities:
Deposits                                       6,573           596         7,169            16,624         1,297        17,921
Funds borrowed                                 1,617          (157)        1,460             2,624          (504)        2,120
                                          ----------    ----------    ----------        ----------    ----------    ----------
 Total                                         8,190           439         8,629            19,248           793        20,041
                                          ----------    ----------    ----------        ----------    ----------    ----------
Net change in net interest income         $    5,407         1,351         6,758            13,245         1,493        14,738
                                          ==========    ==========    ==========        ==========    ==========    ==========

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

GENERAL

  Net income totaled $3,340,000, or $0.39 per fully diluted share for the three months ended September 30, 1997, as compared to a net loss of ($281,000), or ($0.07) per fully diluted share reported for the quarter ended September 30, 1996. The September 1996 quarter included a charge of $2.8 million for the Federal Deposit Insurance Corporation ("FDIC") special assessment. Net income without this one time charge, would have been $1.4 million, or $0.35 per fully
diluted share.   Net interest income for the three months ended September 30,
1997 was $11 million, an increase of $6.8 million from the September 30, 1996 quarter of $4.2 million. All share amounts have been adjusted to reflect the 50% common stock dividend declared August 22, 1997.

INTEREST INCOME

  Interest income for the quarter ended September 30, 1997 totaled $26.5 million, an increase of $15.4 million, or 138.4%, from the prior year's quarter. Interest income on mortgage loans increased $8.7 million, or 90%, to $18.3 million from the September 1996 quarter. The average balance of the mortgage portfolio increased $351.6 million, or 65.1%, primarily as a result of the merger. The annualized average yield on the mortgage loan portfolio increased to 8.23% for the three months ended September 30, 1997 from 7.14% for the 1996 period. The increase in yield was primarily due to additional interest income of $1.7 million received on two large loans that were settled and paid off. Interest income on equity lines of credit increased $697,000, or 79.2%, to $1.6 million from the prior year's quarter, primarily as a result of the Bank's promotion of this product. The average balance of equity lines of credit increased $34.3 million, or 77%, to $78.9 million from $44.6 million from the September 1996 quarter. Interest income on consumer loans and commercial leases increased $635,000 to $754,000 for the three months ended September 30, 1997. The average balance of the consumer loans and commercial leases increased $30.1 million from the 1996 period, primarily as a result of the merger. Interest income on mortgage-backed securities for the three months ended September 30, 1997 increased $3.3 million to $3.4 million from the September 1996 quarter. The average balance of the mortgage-backed securities portfolio increased $194.8 million from the 1996 period, primarily as a result of the merger. The average balance of the investment securities portfolio increased $103.2 million from the 1996 period, due to the merger and additional purchases.

INTEREST EXPENSE

  Interest expense on deposit accounts increased $7.2 million, or 147.1%, to $12.0 million, for the quarter ended September 30, 1997 compared to the prior year's quarter. The annualized average cost of deposits for the three months ended September 30, 1997 was 4.71%, an increase from the annualized average cost of 4.24% for the September 1996 period. The average deposit base increased $557.6 million to $1.0 billion during the 1997 period, primarily as a result of the merger. For the quarter ended September 30, 1997, the Company recorded interest expense on borrowed funds of $3.4 million on an average balance of $226.2 million at an annualized cost of 5.93% primarily related to FHLB advances and reverse repurchase agreements. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.1 million, or 45.2%, to $1.4 million for the three months ended September 30, 1997 compared to the 1996 period, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds. The interest expense on the CMO bonds for the 1997 period decreased $38,000 to $43,000 compared to the three months ended September 30, 1996. The annualized average cost on the CMO bonds decreased to 12.39% for the 1997 quarter from 12.79% for the three months ended September 30, 1996, due to adjustments to the discount on the bonds for changes in the estimated average maturities of the collateral.

NET INTEREST INCOME

  Net interest income for the three months ended September 30, 1997 increased $6.8 million or 159.6%, to $11 million from the 1996 period. The annualized average yield on interest-earning assets increased from 7.06% to 7.88% when comparing the 1996 and 1997 quarters. The yield on interest-earning assets would have been 7.37% after adjusting for the $1.7 million interest received on two large loans that were settled and paid off during the current quarter. The annualized average cost of interest-bearing liabilities increased to 4.94% from 4.71%. This resulted in an annualized average net interest rate spread of 2.94% for the three-month period ended September 30, 1997 compared to 2.35% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the quarter ended September 30, 1997 compared to the 1996 quarter primarily as a result of the merger.

PROVISION FOR LOAN LOSSES

  Based on management's evaluation of the loan portfolio, no provision for loan losses was recorded during the quarter ended September 30, 1997 and 1996. The amount of non-performing loans at September 30, 1997, was $2,257,000, or 0.23% of total loans, compared to $932,000 or 0.15% of total loans at September 30, 1996. The ratio of the allowance for loan losses to non-performing loans was 240.81% and 258.80% at September 30, 1997 and 1996, respectively.

NONINTEREST INCOME

  Total noninterest income for the three months ended September 30, 1997 was $4.5 million, an increase of $1.1 million over the 1996 period. Fees and commissions for the quarter ended September 30, 1997 increased $1.4 million to $4.4 million over the comparable 1996 quarter. Included in the current quarter are ATM transaction fees of $489,000. This is an increase of $200,000 over the prior year's quarter, primarily related to charging non-customers using the Bank's shared ATM network. The remaining increase in fees and commissions is primarily due to origination fees generated by Preferred.

NONINTEREST EXPENSE

  Noninterest expense for the quarter ended September 30, 1997 totaled $10.0 million, an increase of $1.3 million, or 14.8% from the prior year's quarter. Excluding the FDIC special assessment of $2.8 million charged in 1996, the increase would have been $4.1 million, or 69.7%. This quarter included a charge of $806,000 of non-recurring expenses, that includes employment expense, retirement costs and additional costs pertaining to the merger. The remaining increase is primarily related to the combination of the operations of the two companies.

INCOME TAX PROVISION

  The provision for income taxes for the three months ended September 30, 1997 was $2.1 million. The effective tax rate for the three months ended September 30, 1997 was 38.7% compared to an effective income tax benefit for the three months ended September 30, 1996. The effective income tax benefit rate for the 1996 period was primarily due to the reversal of the valuation allowance on deferred tax assets which was no longer deemed necessary.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

GENERAL

  The operating results for the nine months ended September 30, 1997 include the combined entities from the date of merger (February 10, 1997). Net income totaled $7,405,000, or $0.92 per fully diluted share for the nine months ended September 30, 1997, as compared to $2,052,000, or $0.49 per fully diluted share reported for the comparable nine months ended September 30, 1996. The nine months ended September 30, 1996, included a charge of $2.8 million for the FDIC special assessment. Net income without this one time charge, would have been $3,784,000, or $0.90 per fully diluted share. Net interest income for the nine months ended September 30, 1997 was $27.4 million, an increase of $14.7 million from the comparable 1996 period of $12.7 million. All share amounts have been adjusted to reflect the 50% common stock dividend declared August 22, 1997.

INTEREST INCOME

  Interest income for the nine months ended September 30, 1997 totaled $68.7 million, an increase of $34.8 million, or 102.5%, from the prior year's nine months. Interest income on mortgage loans increased $20.2 million, or 68.3%, to $49.8 million from the comparable nine months of 1996. The average balance of the mortgage portfolio increased $322.6 million, or 58.1%, primarily as a result of the merger. The annualized average yield on the mortgage loan portfolio increased to 7.56% for the nine months ended September 30, 1997 from 7.10% for the 1996 period. The increase in yield was primarily due to additional interest income of $1.7 million received on two large loans that were settled and paid off. Interest income on equity lines of credit increased $2.1 million, or 91%, to $4.3 million from the prior year's period, primarily as a result of the Bank's promotion of this product. The average balance of equity lines of credit increased $35 million, or 94.6%, to $72 million from $37 million from the comparable period of 1996. Interest income on consumer loans and commercial leases increased $1.4 million to $1.8 million for the nine months ended September 30, 1997. The average balance of the consumer loans and commercial leases increased $25.4 million from the 1996 period, primarily as a result of the merger. Interest income on mortgage-backed securities for the nine months ended September 30, 1997 increased $7.6 million to $8.0 million from the comparable nine months of 1996. The average balance of the mortgage-backed securities portfolio increased $148.3 million from the 1996 period, primarily as a result of the merger. The average balance of the investment securities portfolio increased $62.3 million from the 1996 period, due to the merger and additional purchases.

INTEREST EXPENSE

  Interest expense on deposit accounts increased $17.9 million, or 121.8%, to $32.6 million, for the nine months ended September 30, 1997 compared to the prior year's period. The annualized average cost of deposits for the nine months ended September 30, 1997 was 4.62%, an increase from the annualized average cost of 4.27% for the comparable 1996 period. The average deposit base increased $483.4 million to $943.8 million during the 1997 period, primarily as a result of the merger. For the nine months ended September 30, 1997, the Company recorded interest expense on borrowed funds of $8.5 million on an average balance of $187.8 million at an annualized cost of 5.98% primarily related to FHLB advances and reverse repurchase agreements. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.3 million, or 43.6%, to $1.7 million for the nine months ended September 30, 1997 compared to the 1996 period, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds. The interest expense on the CMO bonds for the 1997 period decreased $147,000 to $154,000 compared to the nine months ended September 30, 1996. The annualized average cost on the CMO bonds decreased to 12.19% for the 1997 period from 13.44% for the nine months ended September 30, 1996, due to adjustments to the discount on the bonds for changes in the estimated average maturities of the collateral.

NET INTEREST INCOME

  Net interest income for the nine months ended September 30, 1997 increased $14.7 million or 116.4%, to $27.4 million from the 1996 period. The annualized average yield on interest-earning assets for nine months increased from 7.00% to 7.45% when comparing the 1996 and 1997 periods. The yield on interest-earning assets would have been 7.27% after adjusting for the $1.7 million interest received on two large loans that were settled and paid off during the current nine months ended. The annualized average cost of interest-bearing liabilities for nine months increased to 4.86% from 4.77%. This resulted in an annualized average net interest rate spread of 2.59% for the nine-month period ended September 30, 1997 compared to 2.23% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the nine months ended September 30, 1997 compared to the 1996 period primarily as a result of the merger.

PROVISION FOR LOAN LOSSES

  Based on management's evaluation of the loan portfolio, no provision for loan losses was recorded during the nine months ended September 30, 1997 and 1996. The amount of non-performing loans at September 30, 1997, was $2,257,000, or 0.23% of total loans, compared to $932,000 or 0.15% of total loans at September 30, 1996. The ratio of the allowance for loan losses to non-performing loans was 240.81% and 258.80% at September 30, 1997 and 1996, respectively.

NONINTEREST INCOME

  Total noninterest income for the nine months ended September 30, 1997 was $11.4 million, an increase of $1.4 million from the 1996 period. The nine month period ended September 30, 1997 included losses of $238,000 on mortgage loan sales compared to gains of $354,000 recorded for the 1996 period. The current period included a loss of $391,000 on sales of $59 million of adjustable rate mortgage loans. The loan sale loss and subsequent reinvestment of the proceeds was completed to enhance the Bank's asset and liability mix. Fees and commissions for the nine months ended September 30, 1997 increased $2.5 million to $11.3 million over the comparable 1996 period. Included in the current nine-month period are ATM transaction fees of $1.3 million. This is an increase of $659,000 over the prior year's period, primarily related to charging non-customers using the Bank's shared ATM network. Also included in fees and commissions for the current nine-month period are additional fees on deposit accounts of $295,000, primarily related to the additional accounts added in the merger. The remaining increase in fees and commissions is primarily due to origination fees generated by Preferred. Other noninterest income for the nine months ended September 30, 1997 decreased $105,000 to $79,000 primarily related to a $104,000 tax refund and $53,000 from the redemption of an equity investment included in the 1996 period.

NONINTEREST EXPENSE

  Noninterest expense for the nine months ended September 30, 1997 totaled $26.7 million, an increase of $6.3 million, or 31.1% from the prior year's comparable period. Excluding the FDIC special assessment of $2.8 million charged in 1996, the increase would have been $9.2 million, or 52.2% The current year's period includes $1.4 million in non-recurring merger related expenses, which occurred in the first and third quarters. The remaining increases are primarily related to the combination of the operations of the two companies.

INCOME TAX PROVISION

  The provision for income taxes for the nine months ended September 30, 1997 was $4.7 million. The effective tax rate for the nine months ended September 30, 1997 was 38.7% compared to 8.1% for the nine months ended September 30, 1996. The effective tax rate for the 1996 period was primarily due to the reversal of the valuation allowance on deferred tax assets which was no longer deemed necessary.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             Not Applicable.

Item 2.  Changes in Securities

             Not Applicable.

Item 3.  Defaults Upon Senior Securities

             Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

             Not Applicable

Item 5.  Other Information

             Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibit No. 11  Statement re: Computation of Per Share Earnings

                                                                              Three Months           Nine Months
                                                                                  Ended                 Ended
                                                                              September 30,          September 30,
                                                                                  1997                   1997
                                                                             -------------           -------------
Net income                                                                   $   3,340,000               7,405,000
                                                                             -------------           -------------

Weighted average common shares outstanding                                       8,019,357               7,417,521

Common stock equivalents due to dilutive effect of stock options                   542,968                 516,941
                                                                             -------------           -------------

Total weighted average common shares and equivalents outstanding                 8,562,325               7,934,462
                                                                             -------------           -------------

Primary earnings per share                                                   $        0.39                    0.93
                                                                             -------------           -------------

Total weighted average common shares and equivalents outstanding                 8,019,357               7,417,521

Additional dilutive shares using end of period market value versus average market value for the period when utilizing the treasury
 stock method regarding stock options                                              600,668                 601,009
                                                                             -------------           -------------

Total weighted average common shares and equivalents outstanding
 for fully diluted computation                                                   8,620,025               8,018,530
                                                                             -------------           -------------

Fully diluted earnings per share                                             $        0.39                    0.92
                                                                             -------------           -------------

(b)  Reports on Form 8-K.

     none.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Alliance Bancorp




Dated:  November 7, 1997                      /s/  Kenne P. Bristol
        ----------------                           ----------------------------
                                                   Kenne P. Bristol
                                                   President and
                                                   Chief Executive Officer




Dated:  November 7, 1997                      /s/  Richard A. Hojnicki
        ----------------                           ----------------------------
                                                   Richard A. Hojnicki
                                                   Executive Vice President and
                                                   Chief Financial Officer