Form 10-K405
period 1997-12-31
ALLIANCE BANCORP
filed 1998-03-27
CIK 885638

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE YEAR ENDED DECEMBER 31, 1997            COMMISSION FILE NO.:   0-20082




                                ALLIANCE BANCORP

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         DELAWARE                                        36-3811768
-------------------------------                       ----------------
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
                                                  ----    ----


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.     [X]



     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $191,392,505 and is based upon the last sales price as quoted on NASDAQ for March 13, 1998.



     The Registrant had 8,022,147 shares of common stock outstanding as of March 13, 1998.



                      DOCUMENTS INCORPORATED BY REFERENCE



     Part III-Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

  On February 10, 1997, Hinsdale Financial Corporation, the holding company for Hinsdale Federal Bank for Savings, and Liberty Bancorp, Inc., the holding company for Liberty Federal Savings Bank, consummated their merger in a stock-for-stock exchange. The resulting organization was renamed Alliance Bancorp ("the Company"). Liberty Federal Savings Bank was merged into Hinsdale Federal Bank for Savings, and the resulting Bank operates under the name Liberty Federal Bank ("the Bank").

  The transaction was accounted for under the purchase method of accounting and
1.054 shares of Hinsdale Financial Corporation common stock were exchanged for each share of Liberty Bancorp outstanding common stock. There were 3,930,405 shares of common stock of Hinsdale Financial Corporation issued for 3,733,013 shares of Liberty Bancorp common stock. Liberty Bancorp had total assets of $680 million and deposits of $516 million at the date of the merger. The fair value of the net assets acquired approximated the purchase price, accordingly; no goodwill was recorded. Earnings for the year ended December 31, 1997 includes the earnings of Liberty Bancorp from the date of merger.

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

  The Bank is a community-oriented company providing financial services through fourteen full service retail banking facilities in Chicago, north and western Cook County, and DuPage County in Illinois. The Bank offers a variety of deposit products in an attempt to attract funds from the general public in highly competitive market areas surrounding its offices. In addition to deposit products, the Bank also offers its customers financial advice and security brokerage services through INVEST Financial Corporation ("INVEST"). The Bank invests its retail deposits primarily in mortgage and consumer loans, investment securities and mortgage-backed securities, secured primarily by one-to four-family residential loans.

  The earnings of the Bank are primarily dependent on its net interest income, which is the difference between the interest income earned on its loans, mortgage-backed securities, and investment portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings.

  On May 31, 1995, the Company acquired Preferred Mortgage Associates, Ltd. ("Preferred"), one of the largest mortgage brokers in the Chicago metropolitan area. Preferred has six mortgage origination offices including its headquarters in Downers Grove, Illinois. Established in 1987, Preferred brokered loans for approximately twenty-five separate lenders in 1997. The Bank anticipates that it will retain approximately 20% of Preferred's annual loan origination volume. Financial results for Preferred are included on a consolidated basis from the date of acquisition. Effective October 1, 1995, the Company transferred the ownership of Preferred to the Bank. The acquisition of Preferred has resulted in increases in both noninterest income and noninterest expense.

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

  On December 16, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Southwest Bancshares, Inc. ("Southwest"), which provides, among other things, that (i) Southwest will be merged (the "Merger") with and into Alliance Bancorp, with Alliance Bancorp as the surviving corporation, (ii) Southwest Federal Savings and Loan Association of Chicago, the savings association subsidiary of Southwest ("Southwest Federal"), will be merged with and into Liberty Federal Bank, the savings bank subsidiary of Alliance Bancorp ("Liberty Federal") with Liberty Federal as the surviving institution, (iii) each outstanding share of Southwest common stock issued and outstanding at the effective time of the Merger will be converted into shares of common stock of Alliance Bancorp in accordance with an "Exchange Ratio," as described below, and
(iv) each share of Alliance Bancorp's common stock issued and outstanding immediately prior to the effective time of the Merger will remain an outstanding share of common stock of Alliance Bancorp. The directors of Alliance Bancorp and Southwest have entered into agreements to vote shares owned by them in favor of the Agreement.

  Under the Agreement, and subject to certain qualifications, the Exchange Ratio will be as follows: (i) if the Alliance Bancorp Market Value (as defined in the agreement) is less than or equal to $30.475 and greater than or equal to $22.525, then 1.1981 shares of Alliance Bancorp Common Stock; (ii) if the Alliance Bancorp Market Value is greater than $30.475 and less than or equal to $35.00, then that number of shares of Alliance Bancorp Common Stock, determined by dividing $36.5125 by the Alliance Bancorp Market Value; (iii) if the Alliance Bancorp Market Value is greater than $35.00, then 1.0432 shares of Alliance Bancorp Common Stock; and (iv) if the Alliance Bancorp Market Value is less than $22.525, then that number of shares of Alliance Bancorp Common Stock, determined by dividing $26.9875 by the Alliance Bancorp Market Value. Alliance Bancorp has the right to terminate the Agreement if the Alliance Bancorp Market Value is less than $19.875, unless Southwest provides notice pursuant to the Agreement that it wants to proceed with the Merger, in which event the Exchange Ratio will be 1.3579.

  Consummation of the Merger is subject to certain conditions, including the approval of stockholders of each of Alliance Bancorp and of Southwest, and the receipt of all required regulatory approvals. It is expected that the Merger will be completed prior to June 30, 1998.

MARKET AREA AND COMPETITION

  The Bank's deposit gathering and lending areas include Chicago, north and western Cook County, and DuPage County in Illinois, where the Bank's offices are located. The Bank currently operates out of fourteen full service locations. The Bank's home office is located in Hinsdale, Illinois. Management believes that all of its offices are located in communities that can generally be characterized as stable residential neighborhoods of predominantly one and two family residences.

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

FUTURE ACQUISITION AND EXPANSION ACTIVITY

  Both nationally and in the Chicago area, the banking industry is undergoing a period of consolidation marked by numerous mergers and acquisitions. We may from time to time be presented with additional opportunities to acquire institutions or bank branches that could expand and strengthen our market position. If such an opportunity arises, we may from time to time engage in discussions or negotiations and we may conduct a business investigation of a target institution. Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of the Company's book value and net income per share may occur in connection with the future acquisition.

ITEM 2.  PROPERTIES.

  The Company is located and conducts its business at the Bank's Main Office at One Grant Square, Hinsdale, Illinois, which the Bank leases. In addition to the Main Office, the Bank leases branch locations at 2745 W. Maple Avenue, Lisle, Illinois; 6 S. Walker Avenue, Clarendon Hills, Illinois; the Brush Hill Depot, Hinsdale, Illinois; 138 N. York Road, Elmhurst, Illinois; 5240 N. Pulaski, Unit C, Chicago, Illinois; 936 N. Harlem Ave., Glenview, Illinois; 4147 N. Harlem Ave., Norridge, Illinois; and 6014 W. Dempster Street, Morton Grove, Illinois. The Bank owns branch offices located at 810 S. Oak Park Avenue, Oak Park, Illinois; 6301 S. Cass Avenue, Westmont, Illinois; 115 High Street, West Chicago, Illinois; 7525 Madison Street, Forest Park, Illinois; 5700 N. Lincoln Ave., Chicago, Illinois; and 5650 N. Lincoln Ave., Chicago, Illinois. The Bank also owns the building, but leases the land at its branch at 1125 S. York Road, Bensenville, Illinois and owns an office building at 19 W. 63rd Street, Westmont, Illinois, which Preferred leases from the Bank. Preferred conducts its business through six office locations in the Chicago area. All offices are leased, one of which as previously mentioned, is leased from the Bank. The Company has plans to open a full service facility in Naperville, Illinois, in late fall of 1998. See Note 7 of the "Notes to Consolidated Financial Statements" for the net book value of the Company's premises and equipment and
Note 13 for liability under lease commitments.

ITEM 3.  LEGAL PROCEEDINGS.

GOODWILL LITIGATION

  On August 30, 1995, the U. S. Court of Appeals for the Federal Circuit rejected the federal government's appeal of a 1992 U. S. Court of Claims' ruling that the government breached its contract with Glendale Federal Bank regarding supervisory goodwill and that the government is liable for damages. The government subsequently appealed this decision to the United States Supreme Court and on July 1, 1996, the Supreme Court by a vote of 7 to 2, ruled that the government had breached its contract. On December 29, 1992, the Bank filed a similar action against the federal government in the U. S. Claims Court seeking damages in connection with the supervisory goodwill arising from the Bank's 1982 merger of North America Federal Savings. The Bank based its decision to complete that merger upon the assurance that the supervisory goodwill resulting from the merger could be included in regulatory capital and be amortized over a life of forty years. The Complaint alleges that the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, and the regulations promulgated thereunder, breached the federal government's contract with the Bank.

  On December 22, 1997, the U. S. Claims Court ruled in favor of Cal Fed Bancorp, Inc. and three other thrift investors, rejecting a series of legal defenses offered by the federal government and urged the government to settle dozens of lawsuits by savings and loans. The ruling rejected eleven different arguments the Justice Department had made about why the Court should throw out the lawsuits. The U. S. Claims Court also gave the government sixty days to come up with a reason why the Court should not hold the government liable for as much as $20 billion in potential claims from more than one hundred twenty lawsuits over the accounting procedure known as "supervisory goodwill." The Court's ruling involving Cal Fed and three other groups of thrift investors was designed to resolve common legal questions that have been raised in many of the lawsuits. The Justice Department is reviewing the Court's ruling.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Alliance Bancorp's common stock is traded on the National Association of Securities Dealer's Automated Quotation/National Market System (NASDAQ/NMS) under the symbol "ABCL." As of December 31, 1997, the Holding Company had approximately 786 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 8,022,147 outstanding shares of common stock. The table shows the reported high and low sale prices of the common stock during the years ended December 31, 1997 and September 30, 1996, and the transition quarter ended December 31, 1996, respectively.

                                     1997                 1996
                               High       Low       High       Low
                            ------------------    -----------------
First quarter               $  21.17     16.50      14.83     14.00
Second quarter                 20.50     18.33      15.00     14.00
Third quarter                  24.31     19.92      17.83     14.00
Fourth quarter                 28.50     23.94      18.00     14.50
Transition quarter                 -         -      18.50     15.50



  All share prices have been adjusted to reflect the 50% common stock split effected in the form of a stock dividend declared on August 22, 1997.

ITEM 6.   SELECTED FINANCIAL DATA.


                                                        At         At               At September 30,
                                                     Dec. 31,   Dec. 31, ---------------------------------------
(Dollars in thousands, except per share data)          1997       1996      1996      1995      1994      1993
----------------------------------------------------------------------------------------------------------------
Selected Financial Data:
Total assets                                      $  1,354,585   667,964   650,897   703,707   643,289   537,832
Investment securities                                   91,475     1,998     1,998     1,998    22,734    37,673
Mortgage-backed securities                             213,957     5,140     5,367     7,147    30,701   162,349
Loans receivable, net                                  957,897   609,371   590,722   614,371   544,284   286,273
Real estate                                              2,510     1,586     1,249     1,872     6,030     6,608
Deposits                                             1,022,614   462,869   452,472   445,505   419,436   437,632
Collateralized mortgage obligations                      1,065     2,243     2,542     4,353     6,063    11,278
Borrowed funds                                         173,531   131,900   128,949   185,339   160,857    37,029
Stockholders' equity                                   130,938    56,626    55,471    51,977    46,716    41,516
Book value per share (1)                          $      16.32     14.01     13.72     12.93     11.76     10.49
----------------------------------------------------------------------------------------------------------------


                                                                            For The
                                                                  For The    Three
                                                                   Year      Months
                                                                   Ended     Ended     For The Year Ended September 30,
                                                                 Dec. 31,   Dec. 31,  -----------------------------------
                                                                   1997       1996      1996     1995      1994     1993
-------------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
Interest income                                               $    92,628     11,098    45,701   45,944   37,028   34,024
Interest expense                                                   56,117      6,824    28,967   28,442   18,968   17,933
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                                36,511      4,274    16,734   17,502   18,060   16,091
Less provision for loan losses                                          -          -        50      185      125      300
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                36,511      4,274    16,684   17,317   17,935   15,791
-------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Gain (loss) on sales of loans receivable,
     mortgage-backed securities and investment securities            (153)        70       452      344      369    1,446
  Gain on sales of real estate and other assets                         -          -        61      300        -        -
  Other                                                            15,617      3,086    12,434    6,104    4,713    4,350
-------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                           15,464      3,156    12,947    6,748    5,082    5,796
-------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
General and administrative expenses                                35,252      5,666    25,696   16,697   15,312   13,915
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         16,723      1,764     3,935    7,368    7,705    7,672
Income tax expense                                                  6,474        685       861    2,909    2,989    3,074
-------------------------------------------------------------------------------------------------------------------------
Net income                                                    $    10,249      1,079     3,074    4,459    4,716    4,598
-------------------------------------------------------------------------------------------------------------------------
Basic earnings per share (1)                                  $      1.35       0.27      0.76     1.12     1.19     1.14
Diluted earnings per share (1)                                $      1.26       0.26      0.73     1.07     1.13     1.10
-------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share                      $     0.395          -         -        -        -        -
-------------------------------------------------------------------------------------------------------------------------

(continued)


                                                                     At or For
                                                      At or For      The Three
                                                       The Year        Months             At or For The Year Ended
(continued)                                             Ended          Ended                     September 30,
                                                       Dec. 31,       Dec. 31,  ----------------------------------------------
(Dollars in thousands, except share amounts)             1997         1996 (2)     1996        1995        1994        1993
------------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios And Other Data:
Average assets                                     $  1,298,922        649,307     670,430     677,573     584,039     522,837
Return on average assets                                   0.79%          0.66        0.46        0.66        0.81        0.88
Return on average equity                                   8.54           7.72        5.69        9.07       10.73       11.61
Average stockholders' equity to average assets             9.24           8.61        8.06        7.26        7.53        7.57
Stockholders' equity to total assets                       9.67           8.48        8.52        7.39        7.26        7.72
Tangible capital to total assets (Bank only)               8.40           7.83        7.85        7.15        7.09        7.54
Leverage capital to total assets (Bank only)               8.50           8.05        8.07        7.15        7.09        7.54
Risk-based capital ratio (Bank only)                      16.48          13.43       13.72       13.64       13.85       17.83
Interest rate spread during the period                     2.55           2.41        2.19        2.35        2.98        3.05
Net yield on average interest-earning assets               2.93           2.72        2.58        2.67        3.22        3.25
General and administrative expenses
       to average assets                                   2.71           3.49        3.83        2.46        2.62        2.66
Non-performing loans to total loans                        0.31           0.19        0.16        0.21        0.18        0.32
Non-performing assets to total assets                      0.27           0.26        0.17        0.18        0.85        1.04
Average interest-earning assets to average
       interest-bearing liabilities                        1.08   X       1.08        1.09        1.07        1.07        1.06
Weighted average shares outstanding (1):
Basic                                                 7,569,751      4,042,628   4,029,553   3,993,867   3,962,106   4,018,664
Diluted                                               8,114,996      4,224,758   4,199,590   4,159,447   4,185,420   4,181,133
Loan originations                                  $    689,512        129,397     542,578     262,154     403,414     228,965
Full-service customer service facilities                     14              9           9           9           9           9
------------------------------------------------------------------------------------------------------------------------------

(1) All share amounts have been adjusted to reflect the 50% common stock split effected in the form of a stock dividend declared on August 22, 1997 and earnings per share have been restated to adopt the provisions of SFAS No. 128, "Earnings per Share."
(2)  Ratios were calculated on an annualized basis, as applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND SEPTEMBER 30, 1996

GENERAL

    The Company changed its fiscal year to coincide with the calendar year, compared to the September 30 fiscal year it used in the past. The Company completed its merger with Liberty Bancorp on February 10, 1997. The transaction was accounted for using the purchase method of accounting, therefore, the comparisons to previously reported periods result in changes primarily due to the merger with Liberty Bancorp, Inc. The operating results for the year ended December 31, 1997 include the combined entities from the date of merger.

    Net income totaled $10.2 million, or $1.26 per diluted share for the year ended December 31, 1997, compared to $3.1 million, or $0.73 per diluted share for the year ended September 30, 1996. Excluding the one-time Savings Association Insurance Fund ("SAIF") assessment, net income totaled $4.8 million, or $1.14 per diluted share for the year ended September 30, 1996. Net interest income for the year ended December 31, 1997 was $36.5 million, an increase of $19.8 million.

INTEREST INCOME

    Interest income for the year ended December 31, 1997 totaled $92.6 million, an increase of $46.9 million from the year ended September 30, 1996. The increase in interest income was due to an increase in interest-earning assets and to a lesser extent by an increase in the average yield. Interest income on mortgage loans increased $25.4 million to $65.3 million from the prior year. The average mortgage loan portfolio when comparing year to year increased
$308.7 million, primarily as a result of the merger. The average yield on the mortgage loan portfolio increased to 7.51% for the year ended December 31, 1997, from 7.11% for the 1996 year. The increase in yield was primarily due to additional interest income of $1.7 million received on two large loans that were settled and paid off. The average balance of home equity lines of credit increased $40.8 million, or 121%, to $74.6 million for the year ended
December 31, 1997. This increase resulted in an increase in interest income of $3.2 million. The Bank has determined to place additional emphasis on expanding its portfolio of home equity lines of credit, the interest rates on which adjust with the prime rate. An increase in home equity lines of credit is intended to enhance the Bank's interest rate spread and its interest rate risk management. The increase in the average consumer loan and lease portfolio of $26.3 million for the year ended December 31, 1997 is primarily the result of the lease portfolio acquired through the merger. The average balance of the mortgage-backed securities portfolio increased $160.5 million to $167.8 million from the prior year. The increase in the average mortgage-backed securities portfolio was primarily due to the merger. Interest income on the mortgage-backed securities portfolio increased $11.1 million from the prior year. The average balance of the investment securities portfolio increased $69.7 million to $79.7 million from the prior year, primarily as a result of the merger. Interest income on the investment securities portfolio increased $5.2 million from the prior year.

INTEREST EXPENSE

    Interest expense for the year totaled $56.1 million, an increase of $27.2 million from the prior year. The increase in interest expense was due to an increase in interest-bearing liabilities due to the merger and to a lesser extent by an increase in the average cost of interest-bearing liabilities. Interest expense on deposit accounts increased $24.9 million to $44.6 million for the year. The average cost of deposits for the year was 4.64%, an increase from the average cost of 4.30% for the 1996 year. The average deposit base increased $502.4 million to $959.9 million for the year ended December 31, 1997. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas. For the year, the Company recorded interest expense on borrowed funds of $11.4 million on an average balance of $187.5 million at an average cost of 6.06%. This compares to interest expense of $8.8 million on an average balance of $136.7 million at an average cost of 6.47% for the year ended 1996. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.7 million, or 52.6%, to $1.5 million for the year ended December 31, 1997 compared to the 1996 year. The average cost of the CMO bonds for the year ended 1997 was 12.24%, a decrease from the average cost of 13.34% for the year ended 1996. This decrease was due to adjustments made to the discount on the bonds for changes in the estimated average maturities of the mortgage-backed securities collateralizing the bonds.

NET INTEREST INCOME

    Net interest income for the year ended December 31, 1997 increased $19.8 million, to $36.5 million from the 1996 year, primarily as a result of the merger. Both the average yield on interest-earning assets and the average cost of interest-bearing liabilities increased when comparing 1997 and 1996. The average yield on interest-earning assets increased to 7.43% from 7.04%. The Bank continues to concentrate on improving asset yields, specifically through increased commercial and consumer lending and through the purchase of investment and mortgage-backed securities. The Bank has been able to maintain and increase its deposit base while not significantly increasing its cost over the last two years despite intense competition from other depositories and mutual funds. The average cost of interest-bearing liabilities has increased slightly from 4.85% to 4.88%.

PROVISION FOR LOAN LOSSES

    Based on management's evaluation of the loan portfolio, no provision for loan losses was recorded during the year ended December 31, 1997. The provision for loan losses was $50,000 for year ended September 30, 1996. At December 31, 1997, the ratio of non-performing loans to total loans was 0.31% compared to 0.16% at September 30, 1996. The allowance for loan losses represents 0.56% of total loans receivable at December 31, 1997 compared to 0.41% at September 30, 1996. Based on management's evaluation of the loan portfolio, past loan loss experience, and known and inherent risks in the portfolio, management believes that the allowance is adequate.

NONINTEREST INCOME

    Total noninterest income for the year ended December 31, 1997 was $15.5 million, an increase of $2.5 million from the 1996 year. Net losses on sales of loans and mortgage-backed securities totaled $153,000 for the year, compared to net gains of $452,000 recorded in 1996. In 1997, the Bank sold $59 million of adjustable-rate mortgage loans, recording a loss of $391,000. The loan sale and subsequent reinvestment was part of a restructuring of the loan portfolio to improve the portfolio yield. In 1996, the Bank sold its credit card portfolio, recording a gain of $183,000. The increase in other fees and commissions of $3.0 million from $10.4 million in 1996 to $13.4 million in 1997, is primarily attributable to the increase of $1.9 million in origination fees contributed by Preferred. ATM fees increased $985,000 from the prior year, primarily due to surcharging. Other noninterest income decreased $362,000. In 1996, the Bank received tax refunds of $392,000 and $53,000 from the redemption of an equity investment.

NONINTEREST EXPENSE

    Noninterest expense for the year ended December 31, 1997 totaled $35.3 million. Excluding the one-time SAIF assessment of $2.8 million recorded in 1996, noninterest expense increased $12.4 million. The increase in noninterest expense is primarily due to the combined operations of the Banks from the date of acquisition. Noninterest expense for the current year includes $1.2 million in pretax non-recurring expenses due to the acquisition of Liberty Bancorp. Compensation and benefits increased $6.4 million, to $19.2 million for 1997.
The increase is primarily due to the combined operations from the date of acquisition. Occupancy expense for the year ended December 31, 1997 totaled $4.3 million, an increase of $1.4 million from the 1996 year. The increase is primarily due to the combined operations from the date of acquisition. All other components of noninterest expense increased $4.6 million to $11.7 million, exclusive of the one-time SAIF assessment of $2.8 million. This increase is primarily the result of the combined operations from the date of acquisition.

INCOME TAX PROVISION

    The provision for income taxes for the year ended December 31, 1997 was $6.5 million. The effective tax rate for the 1997 year was 38.7% compared to 21.9% for the 1996 year. The lower effective tax rate for the 1996 year was the result of the reversal of the valuation allowance on deferred tax assets, which was no longer deemed necessary.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

GENERAL

    Net income totaled $3.1 million, or $0.73 per diluted share for the year ended September 30, 1996, compared to $4.5 million, or $1.07 per diluted share for the year ended September 30, 1995. Excluding the one-time Savings Association Insurance Fund ("SAIF") assessment, net income totaled $4.8 million, or $1.14 per diluted share for the year ended September 30, 1996. Net interest income for the year ended September 30, 1996 was $16.7 million, a decrease of $768,000, or 4.4%.

INTEREST INCOME

    Interest income for the year ended September 30, 1996 totaled $45.7 million, a decrease of $243,000, or 0.5% from the prior year. Interest income on mortgage loans increased $680,000 to $39.9 million from the prior year. The average mortgage loan portfolio when comparing year to year increased $2.3 million, or 0.4%. The average yield on the mortgage loan portfolio increased to 7.11% for the year ended September 30, 1996, from 7.02% for the 1995 year. The average balance of home equity lines of credit increased $15.4 million, or 84.0%, to $33.8 million for the year ended September 30, 1996. This increase resulted in an increase in interest income of $1.1 million. The Bank has determined to place additional emphasis on expanding its portfolio of home equity lines of credit, the interest rates on which adjust with the prime rate. An increase in home equity lines of credit is intended to enhance the Bank's interest rate spread and its interest rate risk management. The decrease in the average consumer loan portfolio of $4.2 million for the year ended September 30, 1996 is primarily related to the sale of the credit card portfolio. The Bank recorded a gain on the sale of $183,000 in the second quarter of fiscal 1996. The average balance of the mortgage-backed securities portfolio decreased $13.4 million to $7.3 million from the prior year. The decrease in the average mortgage-backed securities portfolio was primarily due to the sale of $20.2 million during fiscal 1995, resulting in a decrease of interest income of $1.0 million. The average balance of the investment securities portfolio decreased $10.2 million to $10.1 million from the prior year. This decrease was primarily related to the sales and maturities in the portfolio in fiscal 1995, resulting in a decrease in interest income of $530,000.

INTEREST EXPENSE

    Interest expense for the year totaled $29.0 million, an increase of $525,000, or 1.8%, from the prior year. Interest expense on deposit accounts increased $2.3 million, or 13.0%, to $19.7 million for the year. The average cost of deposits for the year was 4.30%, an increase from the average cost of 4.02% for the 1995 year. The average deposit base increased $24.3 million, or 5.6%, to $457.5 million for the year ended September 30, 1996. The deposit base continues to be affected by alternative investment products and competition within the Company's market areas. For the year, the Company recorded interest expense on borrowed funds of $8.8 million on an average balance of $136.7 million at an average cost of 6.47%. This compares to interest expense of $10.4 million on an average balance of $171.5 million at an average cost of 6.05% for the year ended 1995. The decrease in the average balance of borrowed funds of $34.8 million was partial offset by the increase in the average deposit base of $24.3 million. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.7 million, or 34.0%, to $3.2 million for the year ended September 30, 1996 compared to the 1995 year. The average cost of the CMO bonds for the year ended 1996 was 13.34%, an increase from the average cost of 12.87% for the year ended 1995. This increase was due to adjustments made to the discount on the bonds for changes in the estimated average maturities of the mortgage-backed securities collateralizing the bonds.

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

PROVISION FOR LOAN LOSSES

    The provision for loan losses was $50,000 for year ended September 30, 1996 compared to $185,000 for the 1995 year. At September 30, 1996, the ratio of non-performing loans to total loans was 0.16% compared to 0.21% at September 30, 1995. The allowance for loan losses represents 0.41% of total loans receivable at September 30, 1996 compared to 0.42% at September 30, 1995. Based on management's evaluation of the loan portfolio, past loan loss experience, and known and inherent risks in the portfolio, management believes that the allowance is adequate.

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

INCOME TAX PROVISION

    The provision for income taxes for the year ended September 30, 1996 was $861,000. The effective tax rate for the 1996 year was 21.9% compared to 39.5% for the 1995 year. This decrease is primarily related to the reversal of the valuation allowance on deferred tax assets, which was no longer deemed necessary.

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

                                          Year Ended                           Year Ended September 30,
                                 ----------------------------  --------------------------------------------------------
                                       December 31, 1997                  1996                          1995
                                 ----------------------------  ---------------------------  ---------------------------
                                                      Average                      Average                      Average
                                  Average             Yield/   Average             Yield/   Average             Yield/
  (Dollars in thousands)          Balance   Interest   Cost    Balance   Interest   Cost    Balance   Interest   Cost
-----------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Mortgage loans, net          $     868,968   65,293    7.51%   560,251    39,864    7.11%   557,934     39,184    7.02%
Home equity lines of credit         74,558    5,951    7.98     33,753     2,798    8.29     18,343      1,678    9.15
Consumer loans and leases           34,188    2,642    7.73      7,847       742    9.46     12,066      1,376   11.40
Mortgage-backed securities         167,768   11,664    6.95      7,309       603    8.25     20,693      1,614    7.80
Interest-bearing deposits           20,398    1,122    5.50     29,964     1,033    3.45     25,281        901    3.56
Federal funds sold                     267       15    5.62          -         -       -          -          -       -
Commercial paper                       669       37    5.53          -         -       -          -          -       -
Investment securities               79,710    5,904    7.41     10,053       661    6.57     20,221      1,191    5.89
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning
 assets                          1,246,526   92,628    7.43    649,177    45,701    7.04    654,538     45,944    7.02
Noninterest-earning assets          52,396                      21,253                       23,035
-----------------------------------------------------------------------------------------------------------------------
Total assets                 $   1,298,922                     670,430                      677,573
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY:
Interest-bearing
 liabilities:
Deposits:
Savings accounts             $     791,269   41,316    5.22%   344,780    17,543    5.09%   317,834     15,027    4.72%
NOW noninterest-bearing
 accounts                           41,718        -       -     35,311         -       -     31,423          -       -
NOW interest-bearing
 accounts                           48,960      783    1.60     22,861       364    1.59     22,875        381    1.67
Money market accounts               77,974    2,465    3.16     54,521     1,784    3.27     61,045      2,024    3.32
-----------------------------------------------------------------------------------------------------------------------
Total deposits                     959,921   44,564    4.64    457,473    19,691    4.30    433,177     17,432    4.02
Funds borrowed:
Borrowed funds                     187,534   11,366    6.06    136,740     8,846    6.47    171,521     10,382    6.05
Collateralized mortgage
 obligations                         1,528      187   12.24      3,224       430   13.34      4,881        628   12.87
-----------------------------------------------------------------------------------------------------------------------
Total funds borrowed               189,062   11,553    6.11    139,964     9,276    6.63    176,402     11,010    6.24
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                     1,148,983   56,117    4.88    597,437    28,967    4.85    609,579     28,442    4.67
Other liabilities                   29,893                      18,955                       18,805
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                1,178,876                     616,392                      628,384
Stockholders' equity               120,046                      54,038                       49,189
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity        $   1,298,922                     670,430                      677,573
-----------------------------------------------------------------------------------------------------------------------
Net interest
 income/interest rate
 spread                                      36,511    2.55%              16,734    2.19%               17,502    2.35%
-----------------------------------------------------------------------------------------------------------------------
Net interest-earning
 assets/net
 interest margin             $     97,543              2.93%    51,740             2.58%     44,959               2.67%
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets to
 interest-bearing
 liabilities                         1.08x                        1.09x                        1.07x
-----------------------------------------------------------------------------------------------------------------------

                                     At December 31,
                                          1997
                                  ---------------------

                                                Yield/
  (Dollars in thousands)           Balance       Cost
-------------------------------------------------------
ASSETS:
Interest-earning assets:
Mortgage loans, net          $      829,526       7.62%
Home equity lines of credit          81,499       8.10
Consumer loans and leases            46,872       7.99
Mortgage-backed securities          213,957       7.24
Interest-bearing deposits            33,784       6.47
Federal funds sold                        -          -
Commercial paper                          -          -
Investment securities               104,330       7.46
-------------------------------------------------------
Total interest-earning
 assets                           1,309,968       7.56
Noninterest-earning assets           44,617
-------------------------------------------------------
Total assets                 $    1,354,585
-------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY:
Interest-bearing
 liabilities:
Deposits:
Savings accounts             $      856,182       5.52%
NOW noninterest-bearing
 accounts                            41,159          -
NOW interest-bearing
 accounts                            50,158       1.47
Money market accounts                75,115       3.32
-------------------------------------------------------
Total deposits                    1,022,614       4.92
Funds borrowed:
Borrowed funds                      173,531       6.00
Collateralized mortgage
 obligations                          1,065      12.81
-------------------------------------------------------
Total funds borrowed                174,596       6.04
-------------------------------------------------------
Total interest-bearing
 liabilities                      1,197,210       5.08
Other liabilities                    26,437
-------------------------------------------------------
Total liabilities                 1,223,647
Stockholders' equity                130,938
-------------------------------------------------------
Total liabilities and
 stockholders' equity        $    1,354,585
-------------------------------------------------------
Net interest
 income/interest rate
 spread                                           2.48%
-------------------------------------------------------
Net interest-earning
 assets/net
 net interest margin
-------------------------------------------------------
Interest-earning assets to
 interest-bearing
 liabilities
-------------------------------------------------------

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

                                      Year Ended December 31, 1997        Year Ended September 30, 1996
                                               Compared To                         Compared To
                                      Year Ended September 30, 1996       Year Ended September 30, 1995
                                      -----------------------------------------------------------------
                                           Increase (Decrease)                   Increase (Decrease)
                                         In Net Interest Income                In Net Interest Income
                                                 Due To                                Due To
                                      -----------------------------------------------------------------
          (In thousands)                 Volume     Rate    Net             Volume     Rate       Net
-------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans, net                   $   23,073   2,356   25,429              167       513       680
Home equity lines of credit                3,262    (109)   3,153            1,291      (171)    1,120
Consumer loans and leases                  2,060    (160)   1,900             (427)     (207)     (634)
Mortgage-backed securities                11,171    (110)  11,061           (1,099)       88    (1,011)
Interest-bearing deposits                   (398)    487       89              161       (29)      132
Investment securities                      5,188      92    5,280             (655)      125      (530)
Federal funds sold                            15       -       15                -         -         -
-------------------------------------------------------------------------------------------------------
  Total                                   44,371   2,556   46,927             (562)      319      (243)
-------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Deposits                                  23,203   1,670   24,873            1,008     1,251     2,259
Funds borrowed                             3,051    (774)   2,277           (2,388)      654    (1,734)
-------------------------------------------------------------------------------------------------------
  Total                                   26,254     896   27,150           (1,380)    1,905       525
-------------------------------------------------------------------------------------------------------
Net change in net interest income     $   18,117   1,660   19,777              818    (1,586)     (768)
-------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION

    At December 31, 1997, total assets of the Company were $1.4 billion, an increase of $704 million, from 1996. The increase in assets is essentially related to the merger. Liberty Bancorp had $680 million in assets at the date of merger.

    The Company's $958 million loan portfolio consists primarily of mortgage loans on residential real estate. Loans held for sale of $45 million at December 31, 1997, represent loans originated for delivery to investors by Preferred, or for securitization and sale into the secondary market by the Bank. Home equity lines of credit, commercial leases and consumer loans represent $124 million, or 12.8% of the loan portfolio. The Company originated and purchased $690 million in loans during 1997 offset by sales of $603 million and cash repayments of $233 million.

    Deposits increased $570 million to $1.0 billion at December 31, 1997. Liberty Bancorp had $516 million in deposits at the date of merger. Borrowings increased by $45 million, which were primarily used to fund purchases for the investment and mortgage-backed securities portfolio.

    Stockholders' equity increased $75.5 million to $130.9 million at December 31, 1997. The increase was due to earnings of $10.2 million and the issuance of common stock for the acquisition of Liberty Bancorp of $64.6 million, offset by cash dividends declared of $3.2 million and the repayment of the ESOP loan of $984,000. The Company issued 3,930,405 shares of common stock in exchange for 3,733,013 shares of Liberty Bancorp outstanding common stock as part of the merger. At December 31, 1997, the number of common shares outstanding was 8,022,147 and the book value per common share outstanding was $16.32. On August 22, 1997, the Company declared a 50% stock split effected in the form of a stock dividend and issued 2,673,315 shares.

ASSET/LIABILITY MANAGEMENT

    The Company's asset and liability management strategy attempts to minimize the risk of a significant decrease in net interest income caused by changes in the interest rate environment without penalizing current income. Net interest income, the primary source of the Company's earnings, is affected by interest rate movements. To mitigate the impact of changes in interest rates, a balance sheet must be structured so that repricing opportunities exist for both assets and liabilities in approximately equivalent amounts at basically the same time intervals.

    The Company seeks to reduce the volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, the Company has attempted to increase the percentage of assets, whose interest rates adjust more frequently, and to reduce the average maturity of such assets. A principal focus in recent years, has been the origination of adjustable-rate residential real estate loans and consumer loans, which generally have shorter maturities than fixed-rate residential real estate loans. The Company also originates shorter maturity fixed-rate commercial real estate loans and purchases commercial leases, which generally mature or reprice more quickly than fixed-rate residential real estate loans.

    However, adjustable-rate loans are nearly as likely to refinance in low interest rate environments as fixed-rate loans. Often, interest rate cycles allow for these refinancings before the adjustable-rate loans can adjust to fully indexed market rates. In such declining interest rate environments, that result in high levels of loan refinancings, the Company may decide to acquire longer fixed-rate mortgage loans or mortgage-backed securities. To provide an acceptable level of interest rate risk, the Company will implement a funding strategy using long-term Federal Home Loan Bank borrowings. Imbalances in repricing opportunities at any point in time constitute an interest sensitivity gap, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any potential activity and are best used as early indicators of potential interest rate exposures.

    As part of its asset/liability strategy, the Company has implemented a policy to maintain its cumulative one-year interest sensitivity gap ratio within a range of (15%) to 15% of total assets, which reflects the current interest rate environment and allows the Company to maintain an acceptable net interest rate spread. The gap ratio will fluctuate as a result of market conditions and management's expectation of future interest rate trends.

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Regular savings accounts, NOW accounts and money market accounts, which collectively totaled $253 million at December 31, 1997, were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. The collateralized mortgage obligations were assumed to prepay at the same rate used for the mortgage-backed securities collateralizing these obligations. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

                                                                      At December 31, 1997
                                                                  More Than   More Than
                                                       1 Year      1 Year      3 Years    More Than
(Dollars in thousands)                                 Or Less   To 3 Years   To 5 Years   5 Years     Total
--------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans (1)                                  $  364,424      277,566       86,198    103,909    832,097
Home equity lines of credit (1)                         81,417            -            -          -     81,417
Consumer loans and leases (1)                           10,003       23,761        9,490      3,502     46,756
Mortgage-backed securities (2)                         102,190       35,649       23,861     50,667    212,367
Interest-bearing deposits                               33,784            -            -          -     33,784
Investment securities (2)                               80,748       15,931        2,070      4,689    103,438
--------------------------------------------------------------------------------------------------------------
Total interest-earning assets                          672,566      352,907      121,619    162,767  1,309,859

INTEREST-BEARING LIABILITIES:
Regular savings accounts                                21,693       32,949       21,480     51,482    127,604
NOW interest-bearing accounts                           18,558       16,988        4,546     10,066     50,158
Money market accounts                                   59,341        8,264        3,934      3,576     75,115
Certificate accounts                                   549,803      153,745       24,822        208    728,578
Borrowed funds                                         160,231       13,300            -          -    173,531
Collateralized mortgage obligations                      1,065            -            -          -      1,065
--------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                   810,691      225,246       54,782     65,332  1,156,051
--------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                            $ (138,125)     127,661       66,837     97,435    153,808
--------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap                 $ (138,125)     (10,464)      56,373    153,808
--------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
  percentage of total assets                            (10.22)%      (0.77)        4.17      11.38
Cumulative net interest-earning assets as a
  percentage of interest-bearing liabilities             82.96 %      98.99       105.17     113.30
--------------------------------------------------------------------------------------------------------------

(1) For purposes of the gap analysis, mortgage loans, home equity lines of credit and consumer loans and leases are not reduced by the allowance for loan losses and are reduced for non-performing loans.

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

    The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's liquidity ratios were 6.8% and 5.6% at December 31, 1997 and September 30, 1996, respectively.

    The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At December 31, 1997 and September 30, 1996, cash and cash equivalents totaled $44.6 million and $29.0 million, respectively.

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

    Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, utilized $3.2 million for the year ended December 31, 1997 and provided $15.5 million for the year ended September 30, 1996.

    Net cash related to investing activities, consisting primarily of principal collections on loans and mortgage-backed securities and proceeds from the sale or maturity of loans, mortgage-backed securities, and investment securities, offset by disbursements for loans originated for investment, purchases of loans, mortgage-backed securities and investment securities, provided $20.9 million and $13.8 million for the years ended December 31, 1997 and September 30, 1996, respectively.

    Net cash related to financing activities, consisting primarily of net activity in deposit and escrow accounts, proceeds from FHLB advances, and the repayment of collateralized mortgage obligations, utilized $338,000 and $56.6 million for the years ended December 31, 1997 and September 30, 1996, respectively.

    At December 31, 1997, the Company had outstanding commitments to originate and purchase $57.0 million loans. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997, totaled $549.8 million. Management believes that a significant portion of such deposits will remain with the Company.

CAPITAL COMPLIANCE

    The Bank's tangible capital ratio at December 31, 1997, is 8.4%. This exceeds the tangible capital requirement of 1.5% of adjusted assets by $93.4 million. The Bank's leverage capital ratio at December 31, 1997, is 8.5%. This exceeds the leverage capital requirement of 3.0% of adjusted assets by $74.6 million. The Bank's risk-based capital ratio is 16.5% at December 31, 1997. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $61.5 million.

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

YEAR 2000

    Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without fully considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The year 2000 issue affects virtually all companies and organizations. The Company has outlined through its year 2000 plan, the necessary steps to be undertaken to insure continued support and compliance of the systems used by the Company relating to its operations, relationships with customers, suppliers and others.

    The Company uses an outside data processing servicer for most of its computer applications, Fiserv, Milwaukee ("Fiserv"). The Company's management maintains ongoing communications with Fiserv to evaluate progress on year 2000 programming. Fiserv has an extensive plan for the year 2000 and is on schedule to complete the necessary modifications by June 30, 1998. Testing of programs are scheduled to begin in the fall of 1998.

    Other applications, not supported by Fiserv, such as the telecommunication lines and equipment, software packages purchased to supplement operations, computer hardware, security systems, etc., have been reviewed for compliance. The Company estimates expending $515,000 in the near future to upgrade telecommunications and computer equipment to become year 2000 compliant. Depending upon the nature of the expenditure, the Company will follow its accounting practices for capitalization. Certain of the Company's business relationships such as leasing companies and commercial businesses, which the Company has lending relationships, have been solicited for their year 2000 compliance issues.

    The foregoing does not constitute a comprehensive summary of all the Company's plans for the year 2000. It is intended only as a summary of some of the plans for which the Company has outlined in its year 2000 plan.

LENDING ACTIVITIES

GENERAL

    The Company's loan portfolio, which totaled $958 million at December 31, 1997, consists primarily of first mortgage loans secured by one-to four-family residences. At December 31, 1997, 70% of total loans receivable consisted of one-to four-family residential loans, of which 75% were adjustable-rate mortgage loans ("ARMs"). The remaining loans consisted of multi-family residential loans ($74 million), commercial real estate loans ($54 million), construction and land loans ($33 million), commercial leases ($36 million), home equity lines of credit ($81 million), commercial business loans ($4 million), and consumer loans ($8 million), consisting of home equity loans, student loans, personal loans and automobile loans.

    All mortgage loans are reviewed by the Board of Directors, and all loans in excess of $1,000,000 are individually reviewed by the Board of Directors prior to issuance of a commitment. All loans between $300,000 and $1,000,000 require review and approval by the Senior Management Credit Review Committee.

ONE-TO FOUR-FAMILY MORTGAGE LOANS

    The Bank offers a variety of first mortgage loans secured by one-to four-family, primarily owner-occupied, residences, including townhouse and condominium units, located within the Bank's lending area. Fixed-rate conforming mortgage loans are originated or purchased by the Bank to be held in the portfolio or securitized through FNMA and sold into the secondary market. The Bank originates or purchases one-to four-family residential mortgage loans in amounts up to 97% of the appraised value of the secured property. In cases where the loan to value ratio exceeds 80%, the Bank requires private mortgage insurance on the loan. Adjustable-rate mortgage loans are originated or purchased for the Bank's own portfolio. The Bank generally follows Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for all one-to four-family residential mortgage loans. The Bank's primary source of loan originations is through Preferred. Preferred operates out of six locations in the Chicago area as well as through the Bank's retail offices. Preferred's loan origination staff are commission based employees. They obtain loan referrals from realtors, builders, past customers, as well as through mass media marketing. The Bank will only purchase residential first mortgage loans that meet the Bank's underwriting standards, which generally follow FNMA and FHLMC guidelines. For the year ended December 31, 1997, one-to four-family mortgage loan originations and purchases totaled $582 million.

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

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING

    At December 31, 1997, multi-family loans represent 8% of total loans receivable. Multi-family residential mortgage loans are offered under the Bank's ARM or balloon programs with initial rate periods of one, three and five years. Multi-family owner-occupied residential mortgage loans are made for terms to maturity of up to 30 years, carry a loan-to-value ratio of approximately 80% and require a positive net operating income to debt service ratio. Loans secured by multi-family properties are qualified on the basis of rental income generated by the property. Commercial real estate loans include loans secured by retail stores, office buildings, office/warehouse, mixed use properties, and other non-residential properties. At December 31, 1997, commercial real estate loans represent 6% of total loans receivable. Commercial real estate and non owner-occupied multi-family residential loans are underwritten based on cash flows on both a current and an as-projected basis and, in general, require a positive debt ratio coverage of 1.00 to 1.15. In most instances, the Bank obtains a guarantee from the borrower/developer. The management skills of the borrower are analyzed as part of the underwriting review process.

    Multi-family and commercial real estate loans entail some additional risk as compared with one-to four-family residential mortgage lending, as they typically involve large loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

CONSTRUCTION LENDING

    At December 31, 1997, construction loans represent 3% of total loans receivable. The Bank has a residential construction loan program which combines the construction loan and the mortgage loan in one closing. The Bank also handles inspections for the customer and offers single or multiple payout options. At December 31, 1997, residential construction loans represent 19% of total construction loans. The remainder of the construction loan portfolio at December 31, 1997, represents construction loans for non-residential and multi-family purposes. The Bank makes loans on unimproved vacant property and for the purpose of land acquisition and development when the borrower is expected to commence construction within 18 months. Multi-family construction loans represent 53% of the construction portfolio at December 31, 1997. Non-residential real estate and multi-family residential construction loans are underwritten based on cash flows on an as-projected basis and, in general, require a positive debt ratio coverage of 1.00 to 1.15. In most instances, the Bank obtains a guarantee from the borrower/developer. The management skills of the borrower is also analyzed as part of the underwriting review process.

    Construction lending also may be viewed as involving a greater degree of risk than other one-to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the construction of the subject property. Construction delays or the financial impairment of the builder may further impair the borrower's ability to repay the loan.

COMMERCIAL LEASES

    The commercial leases in the Bank's portfolio are purchased from leasing companies or as participations from other lending institutions. Commercial leases generally involve terms of 20 to 60 months and finance data processing equipment and other commercial equipment such as telecommunication systems, hospital equipment, and manufacturing equipment. The Bank has no commercial leases for rolling stock or airplanes. The lessees are located throughout the United States and include primarily Fortune 1000 and other major companies in good financial condition. The rates for commercial leases are at a premium over U.S. Treasury securities with comparable terms. The commercial lease financings are secured by the assignment of the underlying lease and ultimately the leased asset. Commercial leases involve certain risks primarily attributable to general economic conditions affecting the lease and the obsolescence of the equipment being leased. Generally, the lessee is required to maintain the equipment and carry casualty insurance covering the value of the equipment.

EQUITY LINES OF CREDIT AND CONSUMER LOANS

    The Bank originates home equity loans secured by one-to four-family residences in its primary market area. The Bank's underwriting procedures for these loans include a review of the completed loan application, satisfactory credit report and verification of stated income and other financial information. An appraisal of the property securing the equity loan is required. Title insurance is obtained on equity loans over $100,000. For equity loans that are less than $100,000, the title is verified by a title search and a second lien position is secured. The Bank currently originates two types of equity loans. One is a home equity line of credit, which is originated for loan amounts ranging from $2,500 to $300,000 not to exceed 90% of the property's current appraised value less all existing liens. These loans carry a variable interest rate which adjusts monthly based upon the prime rate, as published in the Wall
                                                                          ----
Street Journal.  The loan term is seven years and the majority of these loans
--------------
require interest only payments with the full outstanding principal balance due at the maturity of the loan. The Bank also grants fixed-rate home equity loans for loan amounts up to $200,000, not to exceed 90% of the current appraised value of the related property less all existing liens. In cases were the loan to value ratio exceeds 80%, the Bank requires private mortgage insurance on the loan.

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

    Short-term, fully collateralized loans are also extended to customers. These loans generally have a variable interest rate tied to the prime rate, as published in the Wall Street Journal, for 90 - 360 day terms and are secured
                 -------------------
by collateral including stocks, bonds, real estate, or deposit accounts at the Bank.

    The Bank has recently expanded its automobile lending to include indirect dealer financing. A qualified staff of professionals experienced in automobile dealer financing has been hired. At December 31, 1997, no loans have been extended under this program.

ENVIRONMENTAL ISSUES

    The Company encounters certain environmental risks in its lending activities. Although environmental risks are usually associated with industrial and commercial loans, risks may be substantial for residential lenders like the Company if environmental contamination makes security property unsuitable for use. This could also have an effect on nearby property values. In accordance with FNMA and FHLMC guidelines, appraisals for single family residences on which the Company lends include comment on environmental influences. The Company attempts to control risk by selecting appraisers that have experience and have been professionally trained to recognize environmental risks. Environmental liability can usually be avoided if the lender does not exert any management control over the property in question. As such, the Bank takes great care in assessing all its legal and environmental risks in cases where foreclosure is imminent and proceeds only under advice of counsel in all cases. No assurance can be given, however, that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforeseen environmental risks.

    The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.

                                                                                At September 30,
                            At December 31,    ----------------------------------------------------------------------------------
                                 1997                 1996                1995                  1994                 1993
                         --------------------------------------------------------------------------------------------------------
                                     Percent              Percent              Percent              Percent               Percent
                                       of                   of                   of                   of                    of
                           Amount     Total     Amount     Total     Amount     Total     Amount     Total     Amount      Total
                         ---------  --------   --------  --------   --------  --------   --------  --------   ---------  --------
                                                                  (Dollars in thousands)
Mortgage loans:
  One-to four-family     $ 683,638    70.19%    487,041    81.86     535,530     86.51    462,444     83.61    232,485      78.20
  Multi-family              74,144     7.61      25,217     4.24      25,538      4.13     29,286      5.30     21,697       7.30
  Commercial real
    estate                  54,424     5.59      19,461     3.27      16,193      2.62     18,808      3.40     19,377       6.51
  Construction              30,274     3.11       7,418     1.25       6,870      1.11     13,484      2.44      8,177       2.75
  Land                       2,910     0.30       2,579     0.43       1,642      0.26      1,316      0.24        175       0.06
                         ---------   ------    --------   ------    --------    ------   --------    ------   --------     ------
    Total mortgage
      loans                845,390    86.80     541,716    91.05     585,773     94.63    525,338     94.99    281,911      94.82
Other loans:
  Commercial leases         35,502     3.64           -        -           -         -          -         -          -          -
  Home equity lines
    of credit               81,024     8.32      48,223     8.11      21,441      3.46     15,642      2.82     10,677       3.59
  Commercial business
    loans                    4,286     0.44         478     0.08         475      0.08        475      0.09        400       0.13
  Consumer loans             7,835     0.80       4,542     0.76      11,335      1.83     11,612      2.10      4,316       1.46
                         ---------   ------    --------   ------    --------    ------   --------    ------   --------     ------
    Total loans
      receivable           974,037   100.00%    594,959   100.00     619,024    100.00    553,067    100.00    297,304     100.00
                                     ------               ------                ------               ------                ------
Add (deduct):
  Loans in process         (14,048)              (4,053)              (4,266)              (8,304)              (8,404)
  Premiums and
    deferred loan
    fees, net                3,303                2,228                2,202                2,269                   29
  Allowance for
    loan losses             (5,395)              (2,412)              (2,589)              (2,748)              (2,656)
                         ---------             --------             --------             --------             --------
  Loans receivable, net  $ 957,897              590,722              614,371              544,284              286,273
                         ---------             --------             --------             --------             --------

    The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the periods indicated:


                                                        Three
                                             Year      Months         Year Ended
                                             Ended      Ended       September 30,
                                           Dec. 31,   Dec. 31,  ---------------------
                                             1997       1996       1996       1995
                                        ---------------------------------------------
                                                       (In thousands)
Total loans receivable:
  At beginning of period                 $   614,527    594,959    619,024    553,067
  Mortgage loans originated:
    One-to four-family                       577,304    110,022    479,332    168,469
    Multi-family                              22,417      1,204      4,103        353
    Commercial real estate                    17,864      2,765      4,762        250
    Construction                              17,634      6,146     18,095     15,976
    Land                                       3,272        221      1,355        545
                                        ---------------------------------------------
      Total mortgage loans originated        638,491    120,358    507,647    185,593
  Mortgage loans purchased:
    One-to four-family                         5,071      1,397      5,736     63,233
    Multi-family                               4,224          -          -        423
    Commercial real estate                       553          -          -          -
    Land                                           -          -          -        280
                                        ---------------------------------------------

      Total mortgage loans purchased           9,848      1,397      5,736     63,936
  Other loans:
    Commercial leases                         22,385          -          -          -
    Home equity lines of credit, net          17,029      7,469     26,782      5,799
    Commercial business loans                  3,811          -          -          -
    Consumer loans                             6,883      1,233      2,215      2,793
                                        ---------------------------------------------
      Total loans originated
       and purchased                         698,447    130,457    542,380    258,121

Mortgage loans acquired, purchase
  of business                                497,317          -          -     15,243
Transfer of mortgage loans to
  foreclosed real estate                        (272)      (187)      (353)         -
Principal repayments                        (232,937)   (20,161)   (90,429)   (64,142)
Sales of loans                              (603,045)   (90,541)  (475,663)  (143,265)
                                        ---------------------------------------------
At end of period                         $   974,037    614,527    594,959    619,024
                                        ---------------------------------------------

LOAN MATURITY AND REPRICING

    The following table shows the scheduled principal amortization of the Company's mortgage loan portfolio at December 31, 1997. Loans that have adjustable rates are amortized using the current interest rate. The table does not include prepayments.

                                                                At December 31, 1997
                                            ------------------------------------------------------------
                                             One-to                                             Total
                                             Four-    Multi-     Commercial      Land and       Loans
                                             Family   Family    Real Estate    Construction   Receivable
                                            -------   ------   -------------   ------------   ----------
                                                                (In thousands)
Mortgage loans:
Amounts due:
  Within one year                        $   19,571    4,206        3,797          4,242       31,816
  After one year:
    One to five years                        86,910   41,280       23,147         16,437      167,774
    Over five years                         532,064   28,658       27,480         12,505      600,707
                                         ----------   ------       ------         ------    ---------

Total due after one year                    618,974   69,938       50,627         28,942      768,481
                                         ----------   ------       ------         ------    ---------
Total mortgage loans held
  for investment                         $  638,545   74,144       54,424         33,184      800,297
                                         ----------   ------       ------         ------
Mortgage loans held for sale                                                                   45,093
Home equity lines of credit                                                                    81,024
Commercial leases                                                                              35,502
Commercial business loans                                                                       4,286
Consumer loans                                                                                  7,835
                                                                                            ---------
Total loans receivable                                                                        974,037

Add (deduct):
Loans in process                                                                              (14,048)
Premiums and deferred loan fees, net                                                            3,303
Allowance for loan losses                                                                      (5,395)
                                                                                            ---------
Loans receivable, net                                                                       $ 957,897
                                                                                            ---------

    The following table sets forth, at December 31, 1997, the dollar amount of mortgage loans due or repricing after December 31, 1998, and indicates whether such loans have fixed interest rates or adjustable interest rates.

                             Due or Repricing after December 31,
                                             1998
                           --------------------------------------
                               Fixed      Adjustable      Total
                           ------------  -------------  ---------
                                        (In thousands)
One-to four-family         $    142,403        476,571    618,974
Multi-family                     50,443         19,495     69,938
Commercial real estate           41,074          9,553     50,627
Construction and land             9,977         18,965     28,942
                           ------------      ---------   --------
Total mortgage loans       $    243,897        524,584    768,481
                           ------------      ---------   --------

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

    With respect to loans serviced by others, of which the Bank had $32.0 million at December 31, 1997, the Bank obtains monthly reports from the loan servicers. The Bank contacts the servicer with respect to any loan that becomes delinquent 60 days or more to review collection efforts. The Bank reviews the servicer's recommendation regarding foreclosure when a loan is between 60 and 90 days delinquent and instructs the servicer to proceed in accordance with the Bank's instructions.

    The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective October 1, 1995. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Substantially all of the Company's lending is excluded from the provisions of SFAS No. 114 and SFAS No.
118. Of the remaining loans which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at December 31, 1997 nor during the year ended December 31, 1997, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

    It is the policy of the Bank to discontinue the accrual of interest on any loan that is 90 days or more past due. The Bank historically has not incurred any significant losses on one-to four-family residential mortgage loans and typically has not incurred losses on the disposition of foreclosed one-to four-family residential properties.

    Set forth below is certain information regarding delinquent loans at December 31, 1997, September 30, 1996 and 1995.

                                              At December 31, 1997                          At September 30, 1996
                               -----------------------------------------------     -----------------------------------------
                                      60-89 Days              90 Days or More          60-89 Days           90 Days or More
                               -----------------------      ------------------     ------------------     ------------------
                                 Number      Principal      Number   Principal     Number   Principal     Number   Principal
                                   of         Balance         of      Balance        of      Balance        of      Balance
                                 Loans       of Loans       Loans     of Loans     Loans     of Loans     Loans    of Loans
                               -----------   ---------      ------   ---------     ------   ---------     ------   ---------
                                              (Dollars in thousands)                        (Dollars in thousands)
One-to four-family                      20   $   2,367          32   $   2,905          9   $   1,029          8   $     932
Commercial leases                        4          99           -           -          -           -          -           -
Commercial loans                         -           -           4           8          -           -          -           -
Consumer loans                           1           9           4         109          1           1          -           -
                                     -----   ---------       -----   ---------      -----   ---------      -----   ---------
Total loans                             25   $   2,475          40   $   3,022         10   $   1,030          8   $     932
                                     =====   =========       =====   =========      =====   =========      =====   =========
Delinquent loans to total loans                   0.26%                   0.31%                  0.17%                  0.16%
                                             =========               =========              =========              =========

                                                                   At September 30, 1995
                                                ---------------------------------------------------------
                                                         60-89 Days                    90 Days or More
                                                ---------------------------         --------------------
                                                    Number        Principal         Number     Principal
                                                        of          Balance             of       Balance
                                                     Loans         of Loans          Loans      of Loans
                                                ----------   --------------         ------   -----------
                                                                   (Dollars in thousands)
One-to four-family                                      15   $        1,765              9   $     1,237
Home equity lines of credit                              1               41              -             -
Consumer loans                                          17               42             22            63
                                                    ------   --------------         ------   -----------
Total loans                                             33   $        1,848             31   $     1,300
                                                    ======   ==============         ======   ===========
Delinquent loans to total loans                                        0.30%                        0.21%
                                                             ==============                  ===========

  The following table sets forth information as to non-accrual loans as well as to other non-performing assets, at the dates indicated. The Bank discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed.


                                         At               At September 30,
                                      Dec. 31,    ---------------------------------
                                        1997        1996   1995        1994   1993
                                    ----------    ------- ------    -------- ------
                                                 (Dollars in thousands)
Non-accrual mortgage loans
   90 days or more past due         $    2,905        932  1,237         933    869
Non-accrual commercial loans
   90 days or more past due                  8          -      -           -      -
Non-accrual consumer loans
   90 days or more past due                109          -     63          66     90
                                    ----------    ------- ------    -------- ------
Total non-performing loans               3,022        932  1,300         999    959
Total foreclosed real estate               634        207      -  (1)  4,447  4,629
                                    ----------    ------- ------    -------- ------
Total non-performing assets         $    3,656      1,139  1,300       5,446  5,588
                                    ==========    ======= ======    ======== ======

Total non-performing loans to
     total loans                          0.31%      0.16   0.21        0.18   0.32
                                    ==========    ======= ======    ======== ======

Total non-performing assets to
     total assets                         0.27%      0.17   0.18        0.85   1.04
                                    ==========    ======= ======    ======== ======

(1) The reduction in foreclosed real estate relates to the sale of a shopping center in Orland Park, Illinois which was acquired by the Bank in settlement of a non-performing loan on January 5, 1992.

  For the years ended December 31, 1997, September 30, 1996 and 1995, the interest that would have been included in income if the non-performing loans had been current in accordance with their terms, is $169,511, $60,646 and $68,065, respectively. During this same period, interest recorded on non-performing loans totaled $112,590, $27,925 and $26,109, respectively.

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

  As of December 31, 1997, the Bank had total classified assets of $759,000, of which $634,000 were classified "substandard," and $125,000 were classified as "doubtful". The assets so classified consisted of single family residential loans and foreclosed single family residential loans (real estate owned).

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


                                                 For The
                                      For The     Three
                                       Year      Months
                                       Ended      Ended      For The Year Ended September 30,
                                     Dec. 31,   Dec. 31,  ------------------------------------
                                       1997       1996       1996      1995     1994     1993
                                   -----------------------------------------------------------
                                                      (Dollars in thousands)
Balance at beginning of period     $    2,272      2,412     2,589     2,748    2,656    2,376
Balance acquired in merger              3,203          -         -         -        -        -
Provision for loan losses                   -          -        50       185      125      300
Charge-offs:
Mortgage loans:
One-to four-family                        (52)         -         -         -        -        -
Commercial real estate                      -       (150)      (71)      (77)       -      (20)
Commercial loans                            -          -         -       (50)       -        -
Consumer loans:
Credit cards                                -          -      (166)     (229)     (33)       -
Auto loans                                (10)         -        (9)        -        -        -
Other                                     (36)         -         -         -        -        -
Recoveries:
Mortgage loans:
One-to four-family                          -          2         -         -        -        -
Consumer loans:
Credit cards                               10          8        17        12        -        -
Auto loans                                  8          -         2         -        -        -
                                   -----------------------------------------------------------
Balance at end of period           $    5,395      2,272     2,412     2,589    2,748    2,656
                                   ===========================================================


Ratio of charge-offs during the period
 to average loans outstanding
     during the period                         0.01%    0.03    0.04    0.06    0.01    0.01
Ratio of allowance for loan losses to net
       loans receivable at end of period       0.56%    0.37    0.41    0.42    0.51    0.93
Ratio of allowance for loan losses
       to non-performing loans
       at end of period                      178.52%  195.36  258.80  199.15  275.08  276.96

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                    December 31, 1997   September 30, 1996   September 30, 1995
                                 ---------------------  -------------------  -------------------
                                             % of Loans             % of Loans             % of Loans
                                             in Category            in Category            in Category
                                              to Total               to Total               to Total
                                             Outstanding            Outstanding            Outstanding
                                    Amount       Loans     Amount       Loans     Amount       Loans
                                    -------  -----------   ------   -----------   ------   -----------
                                                     (Dollars in thousands)
Mortgage loans:
One-to four-family                  $ 1,983     70.19%     $   25      81.86%     $   25       86.51%
Multi-family                            207      7.61         525       4.24         525        4.13
Commercial real estate                  198      5.59           -          -           -           -
Commercial leases                       103      3.64           -          -           -           -
Home equity lines of credit             207      8.32           -          -           -           -
Consumer loans                            -         -           -          -         213        1.83
Unallocated                           2,697         -       1,862          -       1,826           -
                                    -------  -----------   ------   -----------   ------   -----------
Total allowance for loan losses     $ 5,395    100.00%     $2,412     100.00%     $2,589      100.00%
                                    =======  ===========   ======   ===========   ======   ===========


                                       September 30, 1994       September 30, 1993
                                    ---------------------    ---------------------
                                               % of Loans               % of Loans
                                              in Category              in Category
                                                to Total                 to Total
                                              Outstanding              Outstanding
                                      Amount     Loans         Amount     Loans
                                    --------  -----------    --------  -----------
                                               (Dollars in thousands)
Mortgage loans:
One-to four-family                  $     25        83.61%   $     25        78.20%
Multi-family                             525         5.30         525         7.30
Consumer loans                           268         2.10           -            -
Unallocated                            1,930            -       2,106            -
                                    --------  -----------    --------  -----------
Total allowance for loan losses     $  2,748       100.00%   $  2,656       100.00%
                                    ========  ===========    ========  ===========


INVESTMENT ACTIVITIES

  The investment policy of the Company, as established by the Board of Directors and implemented by the asset/liability committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Company's lending activities. Federally chartered savings institutions such as the Bank have the authority to invest in various types of liquid assets including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a proportion of their assets in commercial paper, corporate debt securities and asset-backed securities. The Company's current policy does not allow the institution to engage in interest rate swaps or to invest in non-investment grade bonds or high-risk mortgage derivatives. The Company's investment policy does, however, allow for the use of mortgage-backed security short sales in hedging the amount of loans in the Bank's mortgage pipeline. These short sales, in effect, are forward commitments to sell mortgage-backed securities similar to those the Bank will deliver into the secondary market upon securitization of the loans it originates or purchases.
At December 31, 1997, the Bank had $1.0 million in commitments to sell FNMA mortgage-backed securities.

  The following table sets forth certain information regarding the fair values of the Company's investment portfolios at the dates indicated:


                                                    At December At September 30,
                                                        31,     ----------------
                                                       1997       1996    1995
                                                      --------- -------  -------
                                                          Fair     Fair    Fair
(In thousands)                                           Value    Value   Value
-------------------------------------------------     --------- -------  -------
Interest-bearing deposits:
FHLB daily investment                                 $  33,784  22,924   50,845
                                                      --------- -------  -------
Investment securities:
United States government and agency obligations       $  89,768   1,998    1,998
Other investment securities                               1,707       -        -
                                                      --------- -------  -------
Total investment securities                           $  91,475   1,998    1,998
                                                      ========= =======  =======
Mortgage-backed securities:
Federal Home Loan Mortgage Corporation                $  33,593     460      782
Government National Mortgage Association                 91,676       -        -
Federal National Mortgage Association                    56,551   4,907    6,365
Collateralized mortgage obligations                      32,137       -        -
                                                      --------- -------  -------
Total mortgage-backed securities                      $ 213,957   5,367    7,147
                                                      ========= =======  =======

The table below sets forth certain information regarding the maturities of the Company's investment portfolios at December 31, 1997.


Investment Securities:           At December 31, 1997
-----------------------------   ----------------------
                                             Weighted
                                    Fair      Average
Maturity Period                    Value       Yield
-----------------------------   ----------   ---------
                               (Dollars in thousands)

Less than one year              $    4,484        5.62%
One to three years                   7,994        6.57
Three to five years                 10,342        6.56
Five to ten years                   10,471        7.41
More than ten years                 58,184        8.01
                                ----------
Total investment securities     $   91,475        7.53
                                ----------
Weighted average
remaining years to maturity             12
                                ----------




Mortgage-Backed Securities:            At December 31, 1997
----------------------------------   ----------------------
                                                   Weighted
                                         Fair      Average
Maturity Period                          Value      Yield
----------------------------------   ----------------------
                                     (Dollars in thousands)

One to three years                   $       820       7.07%
Three to five years                        1,106       7.35
Five to ten years                          3,066       8.07
More than ten years                      208,965       7.23
                                     -----------
Total mortgage-backed securities     $   213,957       7.24
                                     -----------
Weighted average
remaining years to maturity                   27
                                     -----------

SOURCES OF FUNDS

GENERAL

  Deposits, loan and mortgage-backed security repayments, sales of loans and FHLB advances are the primary source of the Company's funds for use in lending, investing and for other general purposes.

DEPOSITS

  The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of fixed-term certificates, regular savings, money market, individual retirement accounts, and NOW (checking) accounts. In addition, the Bank offers commercial checking accounts. The flow of deposits is influenced significantly by general economic conditions, the Bank's pricing policies, changes in money market and prevailing interest rates, and competition. The Bank's deposits are typically obtained from the area in which its offices are located. The Bank relies primarily on customer service and long standing relationships with customers to attract and retain these deposits. The Bank has never used brokered deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank, however, when such deposits are made to the Bank, a market rate of interest is paid.

  The Bank seeks to attract and retain stable core deposits through the services it offers customers, such as by providing extended hours, both early and late, at its offices and walk-up/drive-up facilities. In addition, customers can access their accounts through an ATM network throughout the metropolitan Chicago area and on a nationwide basis, and through a 24-hour telephone banking system. When pricing deposits, consideration is given to local competition, market conditions and the need for funds. Management's strategy has been to price its deposit rates at the median of the rates paid for deposits in its respective markets.

  The following table presents the deposit activity of the Bank for the periods indicated:


                                                          Three Months          Year Ended
                                            Year Ended        Ended           September 30,
                                           December 31,   December 31,  ------------------------
(In thousands)                                 1997           1996          1996         1995
------------------------------------     -------------------------------------------------------

Deposits                                 $    2,438,183        478,174    1,966,050    1,593,336
Deposits acquired,
       including acquisition premium            515,640              -            -            -
Withdrawals                                  (2,429,286)      (472,188)  (1,976,850)  (1,583,172)
                                         -------------------------------------------------------
Net deposits (withdrawals)                      524,537          5,986      (10,800)      10,164
Interest credited on deposits                    35,208          4,411       17,767       15,905
                                         -------------------------------------------------------
Total increase in deposits               $      559,745         10,397        6,967       26,069
                                         -------------------------------------------------------

  At December 31, 1997, the Bank had outstanding $127.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period                         Amount
-----------------------            ---------------
                                    (In thousands)
Three months or less               $        31,360
Over three through six months               21,122
Over six through twelve months              43,425
Over twelve months                          31,414
                                   ---------------
Total                              $       127,321
                                   ---------------

The following table sets forth the distribution of the Bank's average deposit accounts and the average interest rates paid on each category of deposits presented for the years indicated:



                               For The Year Ended December 31,              For The Year Ended September 30,
                               -------------------------------  --------------------------------------------------------
                                           1997                          1996                         1995
                               -------------------------------  ---------------------------  ---------------------------
                                                      Average                       Average                      Average
                                           Percent   Interest             Percent  Interest            Percent  Interest
                                 Average  of Total    Rate       Average  of Total   Rate     Average  of Total   Rate
                                 Balance  Deposits    Paid       Balance  Deposits   Paid     Balance  Deposits   Paid
                               ---------  ---------  --------   --------  --------  -------  --------  --------  -------
                                                               (Dollars in thousands)
Demand accounts:
NOW noninterest-bearing        $  41,718      4.35%         - %  35,311      7.72         -   31,423      7.25         -
NOW interest-bearing              48,960      5.10       1.60    22,861      5.00      1.59   22,875      5.28      1.67
Regular savings                  136,773     14.25       2.58    82,177     17.96      2.55   88,081     20.34      2.76
Money market                      77,974      8.12       3.16    54,521     11.92      3.27   61,045     14.09      3.32
                               ---------  ---------             --------  --------           --------  --------

Total                            305,425     31.82       2.22   194,870     42.60      2.18  203,424     46.96      2.38
                               ---------  ---------             --------  --------           --------  --------

Certificate accounts:
Three months plus                 11,137      1.16       4.87     3,995      0.87      4.87    3,984      0.92      4.53
Six months plus                  248,489     25.89       5.71    69,774     15.25      5.58   51,735     11.94      5.33
One year plus                    111,641     11.63       5.56    64,350     14.07      5.99   54,543     12.60      5.42
Two year plus                     70,445      7.34       6.09    11,488      2.51      5.40   15,329      3.54      4.49
Three year plus                    3,290      0.34       5.51     3,431      0.75      5.02    3,962      0.91      4.84
Four year plus                    10,413      1.08       5.93     1,422      0.31      5.24    1,463      0.34      5.32
Five year plus                   111,852     11.65       6.10    63,578     13.90      6.38   57,573     13.29      6.40
Jumbo                             44,880      4.68       5.91    19,661      4.30      5.89   12,793      2.95      5.84
Retirement and other              42,349      4.41       5.42    24,904      5.44      5.71   28,371      6.55      4.64
                               ---------  ---------             --------  --------           --------  --------

Total                            654,496     68.18       5.78   262,603     57.40      5.88  229,753     53.04      5.48
                               ---------  ---------             --------  --------           --------  --------

Total deposits                 $ 959,921    100.00%      4.64%  457,473    100.00      4.30  433,177    100.00      4.02
                               ---------  ---------             --------  --------           --------  --------

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1997, September 30, 1996 and 1995 and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                             At                At                     Period to Maturity
                          December 31,     September 30,              from December 31, 1997
                       ----------------------------------  -------------------------------------------
                                                             Within     One to
                            1997           1996     1995    One Year  Three Years  Thereafter   Total
                       ----------------  -------  -------  ---------  -----------  ----------  -------
                                                       (In thousands)
Certificate accounts:
3.00% to 3.99%            $       -            -    6,218          -            -           -        -
4.00% to 4.99%                   10        6,360   15,361         10            -           -       10
5.00% to 5.99%              401,949      182,958  104,439    309,506       75,035      17,408  401,949
6.00% to 6.99%              304,463       56,607  100,578    239,878       57,171       7,414  304,463
7.00% to 7.99%               21,828       18,682   26,595         81       21,539         208   21,828
8.00% to 8.99%                   18           94      171         18            -           -       18
                       ----------------  -------  -------  ---------  -----------  ----------  -------
Total                     $ 728,268      264,701  253,362    549,493      153,745      25,030  728,268
                       ----------------  -------  -------  ---------  -----------  ----------  -------

BORROWINGS AND COLLATERALIZED MORTGAGE OBLIGATIONS

  Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB-Chicago.

  The Bank obtains advances from the FHLB-Chicago upon the security of its capital stock in the FHLB-Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-Chicago. The maximum amount of FHLB-Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 1997, the Bank's FHLB-Chicago advances totaled $163.6 million.

  The CMOs outstanding at December 31, 1997 were issued through a limited-purpose finance subsidiary in 1985. The CMOs are securitized by mortgage-backed securities that are pledged to an unaffiliated commercial bank as trustee. The original issuance of CMOs aggregated $65.9 million and the Bank received cash of $59.4 million. The outstanding aggregate balance of the CMOs at December 31, 1997 was $1.1 million and the book value of the mortgage-backed securities collateralizing the CMOs was $3.9 million. The CMOs were originally issued in two series, each originally having four tranches, the fourth being a zero coupon tranche. At December 31, 1997 the first three tranches of both Series have prepaid. The original maturity of the bond issue was structured over 26 years. The estimated remaining life of the CMOs as of December 31, 1997 is less than one year. The funds derived from issuance of the CMOs were used to repay FHLB advances and to fund the Bank's lending activities in 1985 and 1986.

  In connection with the initial public offering, the Bank established a leveraged Employee Stock Ownership Plan ("ESOP"). The ESOP was funded by the proceeds from a $1.2 million loan from an unaffiliated third party lender at a rate of prime and one half of one percent, maturing June 30, 1999. The loan was secured by shares of the Company purchased with the proceeds of the loan. In connection with the merger, the ESOP plans maintained by Hinsdale Financial Corporation and Liberty Bancorp, Inc. were terminated. A number of the unallocated shares held by each ESOP were sold by each ESOP, in a manner which complied with the Internal Revenue Code and ERISA, in order to provide sufficient proceeds to repay the outstanding ESOP loans.

  The Bank enters into sales of securities under agreement to repurchase the identical securities ("reverse repurchase agreements") with nationally recognized primary securities dealers. The reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as borrowed funds in the consolidated statements of financial condition. The dollar amount of the securities underlying the agreements remain in the asset accounts. Securities sold under agreements to repurchase consisted of mortgage-backed securities reported as available for sale with an amortized cost of $10.1 million and a fair value of $10.2 million at December 31, 1997. The securities underlying the agreements were delivered to the dealers who arranged the transactions.

  The following table sets forth certain information regarding borrowings and collateralized mortgage obligations at or for the dates indicated:


                                                                        At or For The Year
                                                         At or For The        Ended
                                                          Year Ended      September 30,
                                                         December 31,   ------------------
                                                             1997         1996      1995
                                                       --------------   --------  --------
                                                             (Dollars in thousands)
FHLB-Chicago advances:
Average balance outstanding                            $     157,632     134,235   166,353
Maximum amount outstanding at any
     month-end during the year                         $     218,050     148,900   184,300
Balance outstanding at end of year                     $     163,550     128,900   162,700
Weighted average interest rate during the year (1)              6.08%       6.42      6.02
Weighted average interest rate at end of year                   6.00%       6.17      6.25

Collateralized mortgage obligations:
Average balance outstanding                            $       1,528       3,224     4,881
Maximum amount outstanding at any
       month-end during the year                       $       1,990       3,962     5,558
Balance outstanding at end of year                     $       1,065       2,542     4,353
Weighted average interest rate during the year (1)             12.24%      13.34     12.87
Weighted average interest rate at end of year                  12.81%      12.80     13.16

Securities sold under agreements to repurchase:
Average balance outstanding                            $      29,902           -         -
Maximum amount outstanding at any
     month-end during the year                         $      52,854           -         -
Balance outstanding at end of year                     $       9,981           -         -
Weighted average interest rate during the year (1)              5.95%          -         -
Weighted average interest rate at end of year                   5.95%          -         -

Debt of Employee Stock Ownership Plan:
Average balance outstanding                            $           -         575       750
Maximum amount outstanding at any
     month-end during the year                         $           -         643       814
Balance outstanding at end of year                     $           -           -       686
Weighted average interest rate during the year (1)                 - %      9.11      9.30
Weighted average interest rate at end of year                      - %         -      9.25

Warehouse lines of credit:
Average balance outstanding                            $           -       1,930     4,418
Maximum amount outstanding at any
       month-end during the year                       $           -      15,320    24,069
Balance outstanding at end of year                     $           -           -    21,953
Weighted average interest rate during the year (1)                 - %      9.12      6.88
Weighted average interest rate at end of year                      - %         -      8.54
------------------------------------------------------------------------------------------

(1) Computed on the basis of daily balances.

SUBSIDIARIES

     The following is a description of the Company's subsidiaries.

     Liberty Financial Services, Inc., a wholly-owned subsidiary of the Bank, provides full service insurance services including life, health, accident, automobile, property insurance and annuities. These insurance products are offered to customers of the Bank and consumers in the Bank's respective markets.

     Liberty Lincoln Service Corporation ("LLSC"), a wholly-owned subsidiary of the Bank, was acquired through the merger. This subsidiary provided full service insurance services and annuities and security brokerage services. The operations of this subsidiary have been combined with that of Liberty Financial Services, Inc. However, this subsidiary owns a 17.47% ownership interest as a limited partner and a 0.18% ownership interest as a general partner in an Illinois limited partnership formed in 1987 for the purpose of (i) developing in the City of Evanston, Illinois, a public parking garage containing 602 parking spaces and (ii) developing, managing and operating a 190-unit luxury rental apartment building adjacent thereto. The parking garage was sold in 1989 to the City of Evanston, Illinois. As a result of the purchase accounting entry recorded due to the merger, the remaining investment in this partnership recorded on the books of LLSC was written-off. This subsidiary will remain active until the property is sold.

     NASCOR II Corporation is a limited-purpose finance subsidiary of the Bank that was established in 1985 through which the CMOs were issued. The CMOs are secured by mortgage-backed securities pledged to an independent trustee. The outstanding aggregate balance of the CMOs at December 31, 1997 was $1.1 million, and the book value of the mortgage-backed securities collateralizing the CMOs was $3.9 million. The funds derived from issuance of the CMOs were used to repay FHLB advances and to fund the Bank's lending activities in 1985 and 1986. Upon repayment of the CMO bonds, NASCOR II Corporation will have served its limited-purpose as a finance subsidiary of the Bank.

     Preferred Mortgage Associates, Ltd., a wholly-owned subsidiary of the Bank, is one of the largest mortgage brokers in the Chicago metropolitan area. Preferred has six mortgage origination offices including its headquarters in Downers Grove, Illinois. Established in 1987, Preferred brokered loans for approximately twenty-five separate lenders in 1997. Preferred will continue to provide mortgage originations for lenders locally and nationwide. The Bank anticipates that it will retain approximately 20% of Preferred's loan origination volume.

     Liberty Lincoln Service Corporation II ("LLSCII"), is a wholly-owned subsidiary of the Company acquired through the merger. LLSCII was established for the purpose of investing in participations in land acquisition and development, and equity investments in real estate limited partnerships. The existing investments of LLSCII consist of two development projects, one located in East Dundee, Illinois and one in Joliet, Illinois.

     The East Dundee project is for construction and sale of 213 single family and townhouse units. The Joliet project is for the construction and sale of 80 single family homes. There has been no individual home site construction or sales to date for the Joliet project. For the year ended December 31, 1997, a combined loss of $380,000 was recorded.

PERSONNEL

  As of December 31, 1997, the Company had 399 full-time employees and 121 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be excellent.

FORWARD LOOKING STATEMENTS

  The preceding "Business," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Form 10-K contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events include, without limitation, the following: the Company's efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments for 1998; the impact of interest rates on its net interest income as a result of its balance sheet structure; the impact of its policy guidelines and strategies on its net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Company; Management's assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions.

  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business related risks and uncertainties effecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitations, the following: dynamics of the market served in terms of competition from traditional and nontraditional financial service providers can effect both the funding capabilities of the Company in terms of deposit gathering as well as asset generation capabilities; future legislation to combine the BIF and the SAIF, as well as future financial losses in the bank and savings and loan industries and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations; deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may effect the appropriate level of the reserve for loan losses and thereby effect the future levels of provisioning.

  Accordingly, results actually achieved may differ materially from expected results in these statements. The Company does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

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

  The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. If the Bank had been subject to an interest rate risk capital component as of December 31, 1997, the Bank's capital requirement would have increased by $5.6 million under the formula for calculating an interest rate risk component as described above.

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

  On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. A special assessment of $2.8 million was recognized by the Bank as an expense in September 1996. The special assessment is tax deductible, which led to an after-tax charge of $1.8 million, or $0.41 per share.

  The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. BIF deposits were assessed a FICO payment of 1.3 basis points, while SAIF deposits were assessed 6.5 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

  As a result of the Funds Act, the FDIC lowered SAIF assessments to 0 to 27 basis points, a range comparable to that of BIF members. However, SAIF members will continue to make higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the BIF and SAIF will eventually be merged.

  Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition or violation that might lead to termination of deposit insurance.

LOANS TO ONE BORROWER

  Under HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Bank's limit on loans to one borrower was $18.8 million. At December 31, 1997, the Bank's largest aggregate outstanding balance of loans to any one borrower was $6.3 million.

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

  A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Bank maintained 90.8% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

LIMITATIONS ON CAPITAL DISTRIBUTIONS

  OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year up to (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Bank is a Tier 1 Bank.

LIQUIDITY

  The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. The monthly average liquidity ratio for the Bank for December 31, 1997 was 6.1% and exceeded the then applicable requirement of 4%.

ASSESSMENTS

  Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessment paid by the Bank for the year ended December 31, 1997 totaled $264,922.

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

THRIFT CHARTER

  Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. Recent legislation required the Treasury Department to prepare for Congress a comprehensive study on development of a common charter for federal savings associations and commercial banks; and, in the event that the thrift charter was eliminated by January 1, 1999, would require the merger of the BIF and SAIF into a single Deposit Insurance Fund on that date. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would adversely affect the Bank and the Company.

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

  Extensions of credit by the Bank to executive officers, directors, and principal stockholders and related interests of such persons are subject to Sections 22(g) and 22(h) of the FRA and Subpart A of the Federal Reserve Board's Regulation O. These rules prohibit loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, and/or when the aggregate amount outstanding to all such individuals exceeds the institution's unimpaired capital and unimpaired surplus. These rules also restrict loans or extensions of credit in any manner to any of its executive officers or directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of such institution ("Principal Stockholder"), or to a related interest (i.e., any company controlled by such executive officer, director, or Principal Stockholder).

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

FEDERAL HOME LOAN BANK SYSTEM

  The Bank is a member of the Federal Home Loan Bank ("FHLB") of Chicago, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1997 the Bank had $12.9 million in FHLB of Chicago stock, which was in compliance with this requirement. FHLB advances must be secured by specific types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

  The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1997, September 30, 1996 and 1995, dividends from the FHLB-Chicago to the Bank amounted to $875,813, $544,634 and $572,577, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

FEDERAL RESERVE SYSTEM

  Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW checking accounts). Reserves of 3% must be maintained against total transaction accounts of $47.8 million or less (after a $4.7 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At December 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

RECENT AND PROPOSED CHANGES IN ACCOUNTING RULES

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It is not expected that adoption of this statement will have a material impact on the consolidated financial statements.

  In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It is not expected that adoption of this statement will have a material impact on the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As its primary interest rate risk planning tool, the Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's net portfolio value ("NPV"), which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under a range of interest rate scenarios, which range from a 400 basis point increase to a 400 basis point decrease in market interest rates (measured in 100 basis point increments). The Bank's asset and liability structure results in a decrease in NPV in a rising interest rate scenario and an increase in NPV in a declining interest rate scenario. During periods of rising interest rates, the value of monetary assets declines more rapidly than the value of monetary liabilities rises. Conversely, during periods of falling interest rates, the value of monetary assets rises more rapidly than the value of monetary liabilities declines. However, the amount of change in value of specific assets and liabilities due to changes in interest rates is not the same in a rising rate environment as in a falling interest rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward interest rate movement). The following table sets forth the Bank's NPV at December 31, 1997, as calculated by the OTS, based on information provided by the Bank to the OTS.

    Change in                                          NPV as % of Economic
 Interest Rates            Net Portfolio Value          Value of Assets
                    --------------------------------   -------------------
 In Basis Points                     $         %          NPV      % (1)
  (Rate Shock)        Amount       Change    Change      Ratio    Change
-----------------   --------------------------------   -------------------
                           (Dollars in thousands)
       400          $  50,851   $  (95,922)     (65)%    4.02%    (6.55)%
       300             80,211      (66,562)     (45)     6.16     (4.40)
       200            107,772      (39,001)     (27)     8.07     (2.50)
       100            129,772      (17,001)     (12)     9.51     (1.06)
     Static           146,773                           10.57
      (100)           155,283        8,510        6     11.05      0.49
      (200)           161,301       14,528       10     11.37      0.80
      (300)           169,793       23,020       16     11.83      1.27
      (400)           183,080       36,307       25     12.57      2.01

(1) Based on the economic value of the Bank's assets assuming no change in interest rates.

  As shown by the table above, increases in interest rates will result in net decreases in the Bank's net portfolio value, while decreases in interest rates will result in smaller net increases in the Bank's net portfolio value. Because a 200 basis point increase in interest rates would cause more than a 2% decrease in the ratio of NPV to the economic value of the Bank's assets, the Bank is considered by the OTS to have "above normal" interest rate risk. The result of being characterized as having "above normal" interest rate risk is that, upon the effectiveness of the interest rate risk component of the OTS' risk-based capital requirements, the Bank would be required to hold additional capital. At December 31, 1997, the Bank would have had its risk-based capital requirement increased by $5.6 million had the interest rate risk component of the OTS risk-based capital requirement been in effect at such date.

  At December 31, 1997, the Bank's Board of Directors had adopted interest rate risk target limits which established maximum potential decreases in the Bank's NPV of 22%, 41%, 58% and 74% in the event of 1%, 2%, 3% and 4% immediate and sustained increases in market interest rates, respectively. As indicated in the table above, at December 31, 1997, the Bank was within such Board-approved limits. The Bank's target limits are reviewed by the Board of Directors regularly and are changed in light of market conditions and other factors. Certain shortcomings are inherent in the methods of analysis presented in the computation of NPV. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Asset/Liability Management."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ALLIANCE BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                        December 31, September 30,
(In thousands, except share data)                                           1997          1996
--------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                $    10,839           6,069
Interest-bearing deposits                                                   33,784          22,924
Investment securities available for sale, at fair value                     91,475           1,998
Mortgage-backed securities available for sale, at fair value               213,957           5,367
Loans, net of allowance for losses of $5,395 at December 31, 1997
  and $2,412 at September 30, 1996                                         957,897         590,722
Accrued interest receivable                                                  8,353           3,431
Real estate                                                                  2,510           1,249
Premises and equipment, net                                                  7,729           6,669
Stock in Federal Home Loan Bank of Chicago, at cost                         12,855           7,445
Other assets                                                                15,186           5,023
--------------------------------------------------------------------------------------------------
                                                                       $ 1,354,585         650,897
==================================================================================================
Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                             $ 1,022,614         452,472
  Borrowed funds                                                           173,531         128,949
  Collateralized mortgage obligations                                        1,065           2,542
  Advances by borrowers for taxes and insurance                             11,675           2,820
  Accrued expenses and other liabilities                                    14,762           8,643
--------------------------------------------------------------------------------------------------
    Total liabilities                                                    1,223,647         595,426
==================================================================================================
Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 1,500,000 shares;
    none outstanding                                                             -               -
  Common stock, $.01 par value; authorized 11,000,000 shares at
    December 31, 1997 and 6,000,000 shares at September 30, 1996;
     8,176,234 shares issued at December 31, 1997;
     4,185,128 shares issued at September 30, 1996                              82              27
  Additional paid-in capital                                                86,553          21,066
  Retained earnings, substantially restricted                               44,167          36,038
  Treasury stock, at cost; 154,087 shares at December 31, 1997 and
     142,500 shares at September 30, 1996                                   (1,502)         (1,284)
  Common stock purchased by Employee Stock Ownership Plan                        -            (471)
  Net unrealized gains on securities available for sale, net of tax          1,638              95
--------------------------------------------------------------------------------------------------
    Total stockholders' equity                                             130,938          55,471
==================================================================================================
Commitments and contingencies
--------------------------------------------------------------------------------------------------
                                                                       $ 1,354,585         650,897
==================================================================================================

See accompanying notes to consolidated financial statements.

ALLIANCE BANCORP
CONSOLIDATED STATEMENTS OF INCOME



                                                              For The
                                                    For The    Three      For The Year
                                                     Year      Months         Ended
                                                     Ended     Ended      September 30,
                                                   Dec. 31,   Dec. 31, -----------------
(In thousands, except per share amounts)             1997       1996     1996      1995
----------------------------------------------------------------------------------------
Interest Income:
Loans                                            $   73,886     10,687   43,404   42,238
Mortgage-backed securities                           11,664        113      603    1,614
Investment securities                                 5,904        161      661    1,191
Interest-bearing deposits                             1,122        137    1,033      901
Commercial paper                                         37          -        -        -
Federal funds sold                                       15          -        -        -
----------------------------------------------------------------------------------------
Total interest income                                92,628     11,098   45,701   45,944
----------------------------------------------------------------------------------------
Interest Expense:
Deposits                                             44,564      4,828   19,691   17,432
Borrowed funds                                       11,366      1,922    8,846   10,382
Collateralized mortgage obligations                     187         74      430      628
----------------------------------------------------------------------------------------
Total interest expense                               56,117      6,824   28,967   28,442
----------------------------------------------------------------------------------------
Net interest income                                  36,511      4,274   16,734   17,502
Provision for loan losses                                 -          -       50      185
----------------------------------------------------------------------------------------
Net interest income after provision
     for loan losses                                 36,511      4,274   16,684   17,317
----------------------------------------------------------------------------------------
Noninterest Income:
Gain (loss) on sales of:
Loans and mortgage-backed securities
     available for sale                                (153)        70      452      362
Investment securities available for sale                  -          -        -      (18)
Real estate and other assets                              -          -       61      300
Income (loss) from real estate operations              (116)        78      302      613
Servicing fee income                                    457        115      445      417
ATM fee income                                        1,797        234      812      705
Other fees and commissions                           13,366      2,653   10,400    4,720
Other                                                   113          6      475     (351)
----------------------------------------------------------------------------------------
Total noninterest income                             15,464      3,156   12,947    6,748
----------------------------------------------------------------------------------------
Noninterest Expense:
Compensation and benefits                            19,248      3,135   12,832    9,096
Occupancy expense                                     4,343        805    2,983    2,162
Federal deposit insurance premiums                      609        206    1,062      985
Federal deposit insurance special assessment              -          -    2,829        -
Advertising expense                                   1,124        138      718      324
ATM expense                                           1,387        190      568      530
Computer services                                     1,303        141      537      577
Other                                                 7,238      1,051    4,167    3,023
----------------------------------------------------------------------------------------
Total noninterest expense                            35,252      5,666   25,696   16,697
----------------------------------------------------------------------------------------
Income before income taxes                           16,723      1,764    3,935    7,368
Income tax expense                                    6,474        685      861    2,909
----------------------------------------------------------------------------------------
Net income                                       $   10,249      1,079    3,074    4,459
----------------------------------------------------------------------------------------
Basic earnings per share                         $     1.35       0.27     0.76     1.12
Diluted earnings per share                       $     1.26       0.26     0.73     1.07
----------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

ALLIANCE BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                   Common     Common        Unrealized
(In thousands, except                           Additional                          Stock      Stock      Gains (Losses)
 share and per share                    Common   Paid-in    Retained   Treasury   Acquired   Acquired      on Securities
 amounts)                               Stock    Capital    Earnings     Stock     by ESOP    by BRPs   Available for Sale   Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994         $     22      20,553    28,512     (1,284)      (857)      (230)               -     46,716
Net income                                   -           -     4,459          -          -          -                -      4,459
Proceeds from exercise of
 stock options                               -         255         -          -          -          -                -        255
Tax benefit from stock
 related compensation                        -          53         -          -          -          -                -         53
Principal payment on ESOP                    -           -         -          -        171          -                -        171
Stock split effected in
 the form of a stock dividend                5           -        (5)         -          -          -                -          -
Distribution of BRP stock awards             -           -         -          -          -        144                -        144
Cumulative effect of change in
 accounting for securities available
 for sale, net of tax                        -           -         -          -          -          -             (234)      (234)
Change in net unrealized gains (losses)
 on securities available for sale,
 net of tax                                  -           -         -          -          -          -              413        413
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995               27      20,861    32,966     (1,284)      (686)       (86)             179     51,977
Net income                                   -           -     3,074          -          -          -                -      3,074
Proceeds from exercise of
 stock options                               -         121         -          -          -          -                -        121
Tax benefit from stock
 related compensation                        -          84         -          -          -          -                -         84
Principal payment on ESOP                    -           -         -          -        215          -                -        215
Fractional shares related
 to stock split                              -           -        (2)         -          -          -                -         (2)
Distribution of BRP stock awards             -           -         -          -          -         86                -         86
Change in net unrealized gains
 (losses) on securities
 available for sale, net of tax              -           -         -          -          -         -                (84)      (84)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996               27      21,066    36,038     (1,284)      (471)         -               95     55,471
Net income                                   -           -     1,079          -          -          -                -      1,079
Principal payment on ESOP                    -           -         -          -         43          -                -         43
Change in net unrealized gains (losses)
 on securities available for
 sale, net of tax                            -           -         -          -          -          -               33         33
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                27      21,066    37,117     (1,284)      (428)         -              128     56,626
Net income                                   -           -    10,249          -          -          -                -     10,249
Issuance of 3,930,405 shares for
 merger of Liberty Bancorp                  26      65,106         -          -       (556)         -                -     64,576
Cash dividends declared,
 $0.395 per share                            -           -    (3,167)         -          -          -                -     (3,167)
Purchase of treasury stock                   -           -         -       (218)         -          -                -       (218)
Proceeds from exercise of stock options      2         353         -          -          -          -                -        355
Tax benefit from stock
 related compensation                        -          28         -          -          -          -                -         28
Principal payment on ESOP                    -           -         -          -        984          -                -        984
Stock split effected in
 the form of a stock dividend               27           -       (27)         -          -          -                -          -
Fractional shares related
 to stock split                              -           -        (5)         -          -          -                -         (5)
Change in net unrealized gains (losses)
 on securities available for
 sale, net of tax                            -           -         -          -          -          -            1,510      1,510
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997          $     82      86,553    44,167     (1,502)         -          -            1,638    130,938
-----------------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

ALLIANCE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three
                                                                           Year       Months      Year Ended
                                                                          Ended       Ended      September 30,
                                                                         Dec. 31,    Dec. 31, -------------------
(In thousands)                                                             1997        1996       1996      1995
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                            $   10,249      1,079      3,074      4,459
Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
Depreciation and amortization                                              1,239        358      1,138        942
Amortization of deferred gain                                                  -          -        (65)      (390)
Distribution of BRP awards                                                     -          -         86        144
Provision for loan losses                                                      -          -         50        185
Amortization of premiums, discounts, and deferred loan fees                1,383        109        389         89
Additions to deferred fees                                                   197       (116)      (497)      (218)
Amortization of collateralized mortgage obligations discount                  58         26        151        197
Originations of loans held for sale                                     (555,662)  (105,504)  (460,556)  (144,000)
Sale of loans originated for resale                                      540,817     90,600    471,016    130,747
(Gain) loss on sale of loans and mortgage-backed securities                  153        (70)      (452)      (362)
Loss on sale of investment securities                                          -          -          -         18
Gain on sale of real estate and other assets                                   -          -        (61)      (300)
(Increase) decrease in Stock in Federal Home Loan Bank of Chicago              -          -      1,770     (1,175)
(Increase) decrease in accrued interest receivable                          (721)       (91)      (156)        86
(Increase) decrease in other assets                                        3,536       (400)    (1,046)     1,763
Increase (decrease) in accrued expenses and other liabilities             (4,409)    (2,253)       687      1,345
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       (3,160)   (16,262)    15,528     (6,470)
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Proceeds from sale of loans                                               61,918          -      4,803     12,527
Proceeds from sale of real estate                                            391          -        805      4,300
Sale of mortgage-backed securities held for sale                               -          -          -     20,214
Sale and maturities of investment securities available for sale                -          -          -     19,957
Purchase of:
   Mortgage-backed securities available for sale                        (120,349)         -          -          -
   Investment securities available for sale                             (100,051)         -          -          -
Loans originated or purchased for investment                            (133,850)   (23,893)   (82,022)  (118,154)
Purchase of premises and equipment                                        (2,426)      (201)    (1,872)      (857)
Net assets acquired through merger, net of cash acquired                  16,417          -          -     (1,898)
Maturities of investment securities available for sale                    35,000          -          -          -
Principal collected on loans                                             232,937     20,161     90,429     64,142
Principal collected on mortgage-backed securities                         30,893        278      1,666      3,916
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       20,880     (3,655)    13,809      4,147
-----------------------------------------------------------------------------------------------------------------

(continued)

ALLIANCE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three
                                                                           Year      Months
                                                                           Ended      Ended        Year Ended
                                                                         Dec. 31,   Dec. 31,      September 30,
(continued)                                                                                    ------------------
(In thousands)                                                             1997       1996       1996      1995
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Net increase in deposits                                                 44,958     10,397     6,967     26,069
  Proceeds from borrowed funds                                            255,050     38,000    30,000    118,359
  Repayment of borrowed funds                                            (296,800)   (35,049)  (86,390)  (109,371)
  Repayment of collateralized mortgage obligations                         (1,236)      (325)   (1,962)    (1,907)
  Net increase (decrease) in advance payments by borrowers for taxes
    and insurance                                                          (1,216)     5,099    (5,565)     4,634
  Purchase of treasury stock                                                 (143)         -         -          -
  Cash dividends paid                                                      (2,285)         -         -          -
  Decrease in ESOP loan                                                       984         43       215        171
  Proceeds from options exercised                                             355          -       121        255
  Cash paid in lieu of fractional shares related to stock split                (5)         -        (2)         -
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                          (338)    18,165   (56,616)    38,210
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       17,382     (1,752)  (27,279)    35,887
Cash and cash equivalents at beginning of period                           27,241     28,993    56,272     20,385
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $   44,623     27,241    28,993     56,272
=================================================================================================================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                           $   56,459      6,821    29,173     28,178
    Income taxes                                                            4,726        100     2,478      2,461
Supplemental Disclosures of Noncash Activities:
  Loans exchanged for mortgage-backed securities                       $   60,234      1,907    36,469     19,734
  Additions to real estate acquired in settlement of loans                    272        187       353          -
=================================================================================================================

See accompanying notes to consolidated financial statements.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, DECEMBER 31, 1996, SEPTEMBER 30, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accounting and reporting policies of Alliance Bancorp ("Company") conform to generally accepted accounting principles ("GAAP") and to practices within the thrift industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. The Company changed its fiscal year to coincide with the calendar year, compared to the September 30 fiscal year it used in the past.

  The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

A. Principles of Consolidation

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Liberty Lincoln Service Corporation II and Liberty Federal Bank ("Bank"), and the Bank's wholly-owned subsidiaries: Preferred Mortgage Associates, Ltd. ("Preferred"), Liberty Lincoln Service Corporation, Liberty Financial Services Inc., and NASCOR II Corporation. All material intercompany balances and transactions have been eliminated.

B. Investment and Mortgage-Backed Securities

  Investments and mortgage-backed securities which the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and measured at amortized cost. Investments and mortgage-backed securities purchased for the purpose of being sold are classified as "trading securities" and measured at fair value with any changes in fair value included in earnings. All other investments that are not classified as "held-to-maturity," or "trading" are classified as "available for sale." Investments and mortgage-backed securities available for sale are measured at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of tax. The Company has classified all investments and mortgage-backed securities in the portfolio as available for sale.

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

C. Loans Receivable

  Loans receivable are stated at unpaid principal balances adjusted for deferred loan costs, unearned discounts, premiums, loans in process, and allowance for loan losses. Loan origination fees and certain direct loan origination costs are deferred, and the net fees or costs are recognized using the level-yield method over the contractual life of the loans. Any unamortized net fees or costs on loans sold or repaid prior to maturity are recognized in the period such loans are sold or repaid.

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

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

  The Company adopted the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective October 1, 1995. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Substantially all of the Company's lending is excluded from the provisions of SFAS No. 114 and SFAS No. 118. Of the remaining loans which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at December 31, 1997 and September 30, 1996, nor during the years ended December 31, 1997 and September 30, 1996, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

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

E. Loan Servicing

  Mortgage servicing rights, that are acquired through either the purchase or origination of mortgage loans and are subsequently sold or securitized with servicing retained, are capitalized based on an allocation of the total cost of the mortgage loans to the mortgage servicing rights and to the loans (without the mortgage servicing rights) based on their estimated relative fair values. The allocation of the total cost of the loan between the mortgage servicing rights and the loan results in increased gains on the sales of the loans, reflecting the value of the servicing rights.

  Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. The fair value of the mortgage servicing rights is determined by discounting the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. This method of valuation incorporates assumptions used for estimates of future servicing income and expense, including assumptions about prepayments, default, and interest rates. For purposes of measuring impairment, the loans underlying the mortgage servicing rights are stratified on the basis of interest rate and type. The amount of impairment is the amount by which the mortgage servicing rights, net of accumulated amortization, exceed their fair value. Impairment, if any, is recognized through a valuation allowance and a charge to current operations.

  Mortgage servicing rights, net of valuation allowances, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are collateralized by single family properties.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

  The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the applicable tax rate to differences between the financial statement carrying amounts and the tax base of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of any such tax law change.

I. Earnings Per Share

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                    Three
                                                         Year      Months
                                                         Ended      Ended         Year Ended
                                                       Dec. 31,   Dec. 31,      September 30,
                                                                           ----------------------
(In thousands, except share data)                        1997       1996       1996       1995
-------------------------------------------------------------------------------------------------

Numerator:
Net income                                           $    10,249      1,079      3,074      4,459
Denominator:
Basic earnings per share-weighted average shares       7,569,751  4,042,628  4,029,553  3,993,867
Effect of dilutive securities-stock options              545,245    182,130    170,037    165,580
Diluted earnings per share-adjusted weighted
     average shares                                    8,114,996  4,224,758  4,199,590  4,159,447
Basic earnings per share                             $      1.35       0.27       0.76       1.12
Diluted earnings per share                           $      1.26       0.26       0.73       1.07

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The Company declared on August 22, 1997, a 50% common stock split effected in the form of a stock dividend, payable September 26, 1997, to stockholders of record on September 12, 1997. All share and per share amounts have been restated.

J. Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits.

K. Reclassifications

  Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

  Investment securities available for sale are summarized as follows:

                                  December 31, 1997
-------------------------------------------------------------------------------------
                                                        Gross        Gross
                                          Amortized   Unrealized  Unrealized    Fair
           (In thousands)                    Cost       Gains       Losses     Value
-------------------------------------------------------------------------------------

Available for sale:
United States government and agency
     obligations                       $     89,086          785        (103)  89,768
Other investment securities                   1,497          210           -    1,707
-------------------------------------------------------------------------------------
                                       $     90,583          995        (103)  91,475
=====================================================================================

Weighted average interest rate                 7.53%
===================================================


(In thousands)                    September 30, 1996
-------------------------------------------------------------------------------------

Available for sale:
United States government and agency
  obligations                          $      2,001            -          (3)   1,998
=====================================================================================

Weighted average interest rate             5.97%
===================================================

  The maturities of investment securities available for sale are summarized as follows:

                                  December 31, 1997
-------------------------------------------------------------------------------------
                                                        Gross        Gross
                                          Amortized   Unrealized  Unrealized    Fair
(In thousands)                              Cost        Gains       Losses     Value
-------------------------------------------------------------------------------------

Due in one year or less                $      4,481            3           -    4,484
Due in one to five years                     18,183          167         (14)  18,336
Due in five to ten years                     10,210          261           -   10,471
Due after ten years                          57,709          564         (89)  58,184
-------------------------------------------------------------------------------------
                                       $     90,583          995        (103)  91,475
=====================================================================================

  There were no sales for the year ended December 31, 1997, the three months ended December 31, 1996, and the year ended September 30, 1996. Proceeds from the sale of investment securities available for sale during 1995 were $15.0 million. Gross gains of $680 and gross losses of $18,350 were realized on those sales.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

  Mortgage-backed securities available for sale are summarized as follows:

                                    December 31, 1997
-----------------------------------------------------------------------------------------
                                                           Gross        Gross
                                             Amortized   Unrealized  Unrealized    Fair
(In thousands)                                  Cost       Gains       Losses      Value
-----------------------------------------------------------------------------------------

Available for sale:
Government National Mortgage Assoc.       $     90,910          787         (21)   91,676
Federal Home Loan Mortgage Corporation          33,438          368        (213)   33,593
Federal National Mortgage Association           56,147          551        (147)   56,551
Collateralized mortgage obligations             31,872          276         (11)   32,137
-----------------------------------------------------------------------------------------
                                          $    212,367        1,982        (392)  213,957
-----------------------------------------------------------------------------------------

Weighted average interest rate                    7.24%
-------------------------------------------------------


(In thousands)                      September 30, 1996
-----------------------------------------------------------------------------------------

Available for sale:
Federal Home Loan Mortgage Corporation    $        457            4          (1)      460
Federal National Mortgage Association            4,762          145           -     4,907
-----------------------------------------------------------------------------------------
                                          $      5,219          149          (1)    5,367
-----------------------------------------------------------------------------------------

Weighted average interest rate                    8.73%
-----------------------------------------------------------------------------------------

  Included above are mortgage-backed securities held by NASCOR II Corporation with an amortized cost of $3,878,159 and $5,163,746 as of December 31, 1997 and September 30, 1996, respectively, and market values of $4,077,166 and $5,313,897 as of December 31, 1997 and September 30, 1996, respectively.

          There were no sales for the year ended December 31, 1997, the three months ended December 31, 1996, and the year ended September 30, 1996. Proceeds from the sale of mortgage-backed securities available for sale during 1995 were $20.2 million. Gross gains of $264,763 and gross losses of $27,563 were realized on those sales.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. LOANS

  Loans are summarized as follows:

                                           December 31,   September 30,
(In thousands)                                 1997            1996
-----------------------------------------------------------------------
Real estate loans:
One-to four-family:
Held for investment                      $      638,545         470,057
Held for sale                                    45,093          16,984
Multi-family                                     74,144          25,217
Commercial real estate                           54,424          19,461
Construction loans                               30,274           7,418
Land                                              2,910           2,579
-----------------------------------------------------------------------
Total real estate loans                         845,390         541,716
Other loans:
Commercial leases                                35,502               -
Home equity lines of credit                      81,024          48,223
Commercial business loans                         4,286             478
Consumer loans                                    7,835           4,542
-----------------------------------------------------------------------
Total other loans                               128,647          53,243
-----------------------------------------------------------------------
Total all loans                                 974,037         594,959
Add (deduct):
Loans in process                                (14,048)         (4,053)
Premiums and deferred loan fees, net              3,303           2,228
Allowance for loan losses                        (5,395)         (2,412)
-----------------------------------------------------------------------
                                         $      957,897         590,722
-----------------------------------------------------------------------

Weighted average interest rate                     7.69%           7.12
-----------------------------------------------------------------------

  Adjustable-rate mortgage loans were $551.6 million and $472.9 million at December 31, 1997 and September 30, 1996, respectively. The weighted average interest rate for adjustable-rate mortgage loans was 7.54% and 7.11% at December 31, 1997 and September 30, 1996, respectively.

  The following is a summary of the changes in the allowance for loan losses:

                                     For The Year   For The Three
                                         Ended       Months Ended    For The Year Ended
                                     December 31,    December 31,      September 30,
                                                                 ----------------------
(In thousands)                           1997            1996         1996       1995
---------------------------------------------------------------------------------------
Balance at beginning of period     $        2,272           2,412      2,589      2,748
Balance acquired in merger                  3,203               -          -          -
Provision for loan losses                       -               -         50        185
Charge-offs, net of recoveries                (80)           (140)      (227)      (344)
---------------------------------------------------------------------------------------
Balance at end of period           $        5,395           2,272      2,412      2,589
---------------------------------------------------------------------------------------

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  Non-accrual loans were as follows:

                                      Percent of
Year                  Number  Amount  Total Loans
-------------------------------------------------
(Dollars in thousands)
December 31, 1997      40    $ 3,022     0.31%
September 30, 1996      8        932     0.16
September 30, 1995     31      1,300     0.21

  Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $281,715,909, $232,308,169 and $220,930,582 at December 31,
1997, September 30, 1996 and 1995, respectively. Included in loans serviced for others are mortgages, totaling $743,782, $1,007,568 and $1,108,735 at December 31, 1997, September 30, 1996 and 1995, respectively, which require the Bank to repurchase the loans under stipulated circumstances. Custodial balances maintained in connection with the mortgage loans serviced for others and included in deposits and advance payments by borrowers for taxes and insurance were $7,389,748, $2,366,590 and $4,424,133 at December 31, 1997, September 30,
1996 and 1995, respectively.

  The following is a summary of changes in capitalized mortgage servicing rights activity for the periods indicated:

                                     For The Year   For The Three
                                         Ended       Months Ended    For The Year Ended
                                     December 31,    December 31,      September 30,
                                                                 ----------------------
(In thousands)                           1997            1996         1996       1995
---------------------------------------------------------------------------------------
Balance at beginning of period     $          770             803        624        691
Additions                                     635              27        402        219
Amortization                                 (396)            (60)      (222)      (286)
Change in valuation allowance                   1               -         (1)         -
---------------------------------------------------------------------------------------
Balance at end of period           $        1,010             770        803        624
---------------------------------------------------------------------------------------

  The fair value of the servicing rights at December 31, 1997, December 31, 1996, and September 30, 1996 was $1,869,113, $855,507, and $924,858,
respectively.

5. ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable is summarized as follows:

(In thousands)                                      December 31, 1997  September 30, 1996
-----------------------------------------------------------------------------------------
Investment securities available for sale          $               914                   -
Mortgage-backed securities available for sale                   1,360                  79
Loans                                                           6,079               3,352
-----------------------------------------------------------------------------------------
                                                  $             8,353               3,431
-----------------------------------------------------------------------------------------

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. REAL ESTATE

  Real estate consisted of the following:

(In thousands)                                  December 31, 1997  September 30, 1996
-------------------------------------------------------------------------------------

Real estate owned - residential               $               679                 218
Real estate held for development and sale                     800                   -
Real estate held for investment                             1,031               1,031
-------------------------------------------------------------------------------------
                                              $             2,510               1,249
-------------------------------------------------------------------------------------

  Gains (losses) on sales of real estate were $18,718, ($21,939), and $298,604 for the years ended December 31, 1997, September 30, 1996 and 1995, respectively. There were no sales for the three months ended December 31, 1996.

7. PREMISES AND EQUIPMENT

  Premises and equipment, at cost, less accumulated depreciation and amortization are summarized as follows:

(In thousands)                                       December 31, 1997  September 30, 1996
------------------------------------------------------------------------------------------
Land                                               $             1,040               1,040
Office buildings and improvements                                5,325               5,158
Furniture, fixtures, and equipment                              10,672               8,673
Leasehold improvements                                           1,821               1,482
------------------------------------------------------------------------------------------
                                                                18,858              16,353
Less accumulated depreciation and amortization                  11,129               9,684
------------------------------------------------------------------------------------------
                                                   $             7,729               6,669
------------------------------------------------------------------------------------------

  Included in occupancy expense is depreciation and amortization of premises and equipment of $1,237,694, $269,510, $911,957, and $735,436 for the year ended
December 31, 1997, three months ended December 31, 1996, and the years ended September 30, 1996 and 1995, respectively.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. DEPOSITS    s

  Deposits are summarized as follows:

                                  December 31, 1997                    September 30, 1996
                          ---------------------------------   -----------------------------------
                          Weighted                  Percent   Weighted                    Percent
                           Average                 of Total    Average                   of Total
(Dollars in thousands)      Rate         Amount    Deposits     Rate            Amount   Deposits
-------------------------------------------------------------------------------------------------
DEMAND ACCOUNTS:
Commercial NOW                   - %  $     3,531      0.35%         - %      $  12,887      2.85%
NOW                           0.69         87,786      8.59       0.75           45,676     10.09
Regular savings               2.53        127,604     12.48       2.53           78,853     17.43
Money market                  3.32         75,115      7.35       3.29           50,355     11.13
-------------------------------------------------------------------------------------------------
                              2.15        294,036     28.77       2.13          187,771     41.50
-------------------------------------------------------------------------------------------------
CERTIFICATE ACCOUNTS:
Three Months Plus             5.13         12,421      1.22       4.88            4,392      0.97
Six Months Plus               6.02        323,510     31.64       5.41           78,357     17.32
One Year Plus                 5.83         99,064      9.69       5.77           54,257     11.99
Two Year Plus                 6.01         70,410      6.88       5.64           10,079      2.23
Three Year Plus               5.91          2,753      0.27       5.13            3,087      0.68
Four Year Plus                6.31         13,708      1.34       5.20            1,274      0.28
Five Year Plus                6.38        103,683     10.14       6.24           64,768     14.31
Jumbo                         6.17         54,476      5.33       5.85           24,425      5.40
Retirement and other          5.90         48,243      4.72       5.60           24,062      5.32
-------------------------------------------------------------------------------------------------
                              6.04        728,268     71.23       5.74          264,701     58.50
-------------------------------------------------------------------------------------------------
                              4.92%     1,022,304    100.00%      4.24%         452,472    100.00%
Unamortized premium                           310                                     -
-------------------------------------------------------------------------------------------------
                                      $ 1,022,614                             $ 452,472
-------------------------------------------------------------------------------------------------

  Contractual maturities of certificate accounts at December 31, 1997 are as follows:

(In thousands)
---------------------------------

Less than 12 months     $ 549,493
12 to 24 months            99,737
25 to 36 months            54,008
Over 36 months             25,030
---------------------------------
                        $ 728,268
---------------------------------

  The aggregate amount of certificate accounts with a balance of $100,000 or greater was $127.3 million at December 31, 1997 and $44.8 million at September 30, 1996.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



    Interest expense for deposit accounts is summarized as follows:




                                     For The Year     For The Three              For The Year Ended
                                         Ended        Months Ended                  September 30,
                                     December 31,     December 31,    --------------------------------------
(In thousands)                           1997             1996                1996                1995
------------------------------------------------------------------------------------------------------------
NOW accounts                  $           783                90                 364                 381
Money market accounts                   2,465               415               1,785               2,024
Regular savings accounts                3,334               486               2,094               2,426
Certificate accounts                   37,982             3,837              15,448              12,601
------------------------------------------------------------------------------------------------------------
                              $        44,564             4,828              19,691              17,432
------------------------------------------------------------------------------------------------------------


9.  BORROWED FUNDS


    In connection with the initial public offering, the Bank established a leveraged Employee Stock Ownership Plan ("ESOP"). The ESOP was funded by the proceeds from a $1.2 million loan at a rate of prime and one half of one percent, maturing June 30, 1999. The loan was secured by shares of the Company purchased with the proceeds of the loan. In connection with the merger, the ESOP plans maintained by Hinsdale Financial Corporation and Liberty Bancorp, Inc. were terminated. A number of the unallocated shares held by each ESOP were sold by each ESOP, in a manner which complied with the Internal Revenue Code and ERISA, in order to provide sufficient proceeds to repay the outstanding ESOP loans.

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

    The Bank enters into sales of securities under agreement to repurchase the identical securities ("reverse repurchase agreements") with nationally recognized primary securities dealers. The reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as borrowed funds in the consolidated statements of financial condition. The dollar amount of the securities underlying the agreements remain in the asset accounts. Securities sold under agreements to repurchase consisted of mortgage-backed securities reported as available for sale with an amortized cost of $10.1 million and a fair value of $10.2 million at December 31, 1997. The securities underlying the agreements were delivered to the dealers who arranged the transactions.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  Borrowed funds are summarized as follows:

                                                       December 31, 1997     September 30, 1996
                                                     -------------------------------------------
                                                     Weighted                Weighted
                                                     Average                 Average
(Dollars in thousands)                                 Rate        Amount      Rate      Amount
------------------------------------------------------------------------------------------------
Advances from the FHLB of Chicago due in:
1997                                                       - %  $          -      6.10   108,900
1998                                                    6.04         137,750      6.70    15,000
1999                                                    6.19           3,800         -         -
2000                                                    6.01           9,500      6.00     5,000
2002                                                    5.53          12,500         -         -
------------------------------------------------------------------------------------------------
                                                                     163,550             128,900
Securities sold under agreements to repurchase          5.95           9,981         -         -
Drafts payable                                             -               -         -        49
------------------------------------------------------------------------------------------------
                                                                $    173,531             128,949
================================================================================================

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

  The classes by series are as follows:

                               Coupon      December 31,  September 30,     Stated
(Dollars in thousands)          Rate           1997          1996         Maturity
------------------------------------------------------------------------------------
Series I:
  Class Z                        7.90%   $          829          1,948    April 2010
Series II:
  Class Z                        9.15               248            690  October 2011
------------------------------------------------------------------------------------
                                                  1,077          2,638
Less unamortized discounts
including underwriting costs                         12             96
------------------------------------------------------------------------------------
                                         $        1,065          2,542
====================================================================================

  The actual maturity of each obligation will vary depending upon the timing of cash receipts from the underlying collateral. Classes A, B and C of Series I and II have prepaid.

  The Obligations are accounted for as borrowing transactions that are recorded as liabilities in the consolidated financial statements. Mortgage-backed securities and cash held by the trustees with an aggregate market value of $4,078,070 and $5,317,000 were pledged as collateral for the Obligations at December 31, 1997 and September 30, 1996, respectively.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. INCOME TAXES

Federal and State income tax expense (benefit) is summarized as follows:

                                 For The Year   For The Three
                                     Ended       Months Ended    For The Year Ended
                                 December 31,    December 31,      September 30,
                                                             ----------------------
(In thousands)                       1997            1996         1996       1995
-----------------------------------------------------------------------------------
Federal:
Current                        $        6,559             632      1,486      3,089
Deferred                               (1,044)            (51)      (557)      (509)
-----------------------------------------------------------------------------------
                                        5,515             581        929      2,580
State:
Current                                 1,190             115         59        445
Deferred                                 (231)            (11)      (127)      (116)
-----------------------------------------------------------------------------------
                                          959             104        (68)       329
-----------------------------------------------------------------------------------
Total income tax expense       $        6,474             685        861      2,909
===================================================================================

  The reasons for the difference between the effective income tax and the corporate Federal income tax are as follows:

                                                                  For The
                                                 For The Year   Three Months
                                                     Ended         Ended      For The Year Ended
                                                 December 31,   December 31,     September 30,
                                                                            ---------------------
(In thousands)                                       1997           1996        1996       1995
-------------------------------------------------------------------------------------------------
Federal income tax at 35% rate in 1997 and
       34% rate for prior periods              $        5,853            600     1,338      2,505
Items affecting Federal income tax rate:
Valuation allowance                                         -              -      (350)         -
Federal tax refund                                          -              -      (104)         -
Capital loss valuation allowance                            -              -       (38)         -
State income taxes                                        656             68        19        322
Other, net                                                (35)            17        (4)        82
-------------------------------------------------------------------------------------------------
Income tax expense                             $        6,474            685       861      2,909
=================================================================================================

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The significant components of deferred income taxes are as follows:

                                                                                                  For The
                                                                                   For The      Three Months
                                                                                  Year Ended       Ended        For The Year Ended
                                                                                 December 31,   December 31,      September 30,
                                                                                                               -------------------
(In thousands)                                                                       1997           1996         1996       1995
----------------------------------------------------------------------------------------------------------------------------------
Deferred taxes attributable to changes in gross deferred tax assets and
  liabilities                                                                  $       (1,140)           (62)      (155)      (472)
Decrease in beginning-of-period balance
  of the valuation allowance for
  deferred taxes                                                                         (135)             -       (529)      (153)
----------------------------------------------------------------------------------------------------------------------------------
                                                                               $       (1,275)           (62)      (684)      (625)
==================================================================================================================================

  The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                  December 31,        December 31,    September 30,
(In thousands)                                                                        1997                1996            1996
-----------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  General allowances for losses on loans                                        $        2,112               880                940
  Interest income acceleration for tax purposes                                              -               266                266
  Accrued pension                                                                            -               371                347
  Unrealized capital loss                                                                   51               110                110
  Illinois net operating loss carryforward                                                 105               241                241
  Purchase accounting                                                                    4,492                 -                  -
  Other                                                                                     64                19                 34
-----------------------------------------------------------------------------------------------------------------------------------
    Total gross deferred tax assets                                                      6,824             1,887              1,938
  Less valuation allowance                                                                (156)             (291)              (291)
-----------------------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                  6,668             1,596              1,647

Deferred tax liabilities:
  FHLB stock dividends                                                                    (346)             (157)              (157)
  Loan fees                                                                               (793)           (1,233)            (1,281)
  Excess servicing                                                                         (83)             (114)              (124)
  Depreciation                                                                            (479)             (469)              (408)
  Tax bad debt reserve in excess of base year amount                                    (1,249)             (373)              (373)
  Mortgage brokerage fees                                                                 (296)             (574)              (666)
  Unrealized gains on securities available for sale                                       (844)              (66)               (49)
  Other                                                                                    (44)                -                (41)
-----------------------------------------------------------------------------------------------------------------------------------
    Total gross deferred tax liabilities                                                (4,134)           (2,986)            (3,099)
-----------------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset (liability)                                              $        2,534            (1,390)            (1,452)
===================================================================================================================================

  The valuation allowance for deferred tax assets as of December 31, 1996, was $291,000. The net change in the total valuation allowance for the year ended December 31, 1997 was a decrease of $135,000. The reversal of the SFAS 109 valuation allowance was made due to the utilization of state net operating losses and capital loss. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  Retained earnings at December 31, 1997 includes approximately $19.9 million of tax bad debt reserves for which no Federal or State income tax liability has been provided. If in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and State tax liability, at the then current corporate tax rate, will be imposed on the amounts so used.

12. PENSION PLAN

  The Bank had a defined benefit pension plan covering all salaried employees meeting certain eligibility requirements. The plan was noncontributory and the Bank was funding all of the required annual contributions. In connection with the merger, the Pension Plans maintained by Hinsdale Federal Bank and Liberty Federal Savings Bank were terminated.

  The Hinsdale Federal Bank's pension plan financial data was as follows:

(In thousands)                                           December 31, 1997  September 30, 1996
----------------------------------------------------------------------------------------------
FUNDED STATUS
Actuarial present value of benefit obligations:

Accumulated benefits obligation, including vested
benefits of $1,814 at September 30, 1996                    $           -                1,984
----------------------------------------------------------------------------------------------
Plan assets at fair value                                               -                2,232
Projected benefit obligations                                           -                3,094
----------------------------------------------------------------------------------------------
Excess of projected benefit obligation over plan assets                 -                 (862)
Unrecognized net loss                                                   -                  364
Unrecognized prior service cost                                         -                  (41)
Unrecognized net transition asset                                       -                 (355)
----------------------------------------------------------------------------------------------
Accrued pension liability                                   $           -                 (894)
----------------------------------------------------------------------------------------------

                                                                      For The
                                                    For The Year   Three Months    For The Year Ended
                                                        Ended          Ended         September 30,
                                                    December 31,   December 31,  --------------------
(In thousands)                                          1997           1996         1996       1995
-----------------------------------------------------------------------------------------------------
NET PERIODIC PENSION COST
Service costs                                     $           33             62        265        231
Interest cost on projected benefit obligation                117             56        166        239
Actual return on assets                                     (157)           (41)      (149)      (277)
Net amortization and deferral                                (44)           (14)       (18)        (5)
Effect of curtailment                                       (191)             -          -          -
Effect of settlement                                         505              -          -          -
-----------------------------------------------------------------------------------------------------
Net periodic pension cost                         $          263             63        264        188
-----------------------------------------------------------------------------------------------------

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The rates used in the actuarial valuation were as follows:

                                            September 30,
                                                 1996
---------------------------------------------------------
Discount rate                                        7.75%
Long-term rate of return                             8.00%
Salary progression                                   5.00%
=========================================================

13. OTHER POSTRETIREMENT BENEFIT PLAN

  Liberty Bancorp maintained a post-employment medical program for the benefit of certain of its employees who have attained the age 55 and have 10 years of service with Liberty Bancorp or a Liberty Bancorp subsidiary. In conjunction with the merger, Liberty Bancorp discontinued the availability of the post-retirement medical program for all employees or former employees who were not eligible for or receiving benefits under the program, except that any employee who would satisfy the eligibility requirements if 5 years are added to his age or service or a combination of the two (i.e., 2 years to age and 3 years to service) will continue to be eligible for the post-retirement medical program upon termination of employment with Liberty Bancorp or Alliance Bancorp.

  The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Bank's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The Bank's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

  The Bank's postretirement plan financial data as of and for the year ended December 31, 1997 is as follows:


(In thousands)
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                           $   794
Unrecognized net gain                                                       332
-------------------------------------------------------------------------------
Accrued postretirement benefit obligation                               $ 1,126

Net period postretirement benefit cost:
   Interest cost                                                        $    55
   Amortization of unrecognized gain                                        (50)
-------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                $     5
===============================================================================

  In measuring benefit amounts for the plan year ended December 31, 1997, the health care cost trend rate for medical benefits of 8.00% for 1997, 7.00% for 1998, 6.00% for 1999, and 5.5% for 2000 and thereafter was assumed. The health care cost trend rate for dental benefits of 5.5% for 1997 and future years was assumed. Increasing the combined health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by approximately $112,330, and the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 by approximately $6,631. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.00% at December 31, 1997.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. LEASE COMMITMENTS

  Certain operations of the Company are conducted from leased offices under short-term operating lease agreements which are generally renewable at the option of the Company. Operating expenses include rental expense for office space, net of sublease rental income, of $1,500,000, $305,000, $1,206,000 and $979,000 for the year ended December 31, 1997, the three months ended December 31, 1996 and the years ended September 30, 1996 and 1995, respectively.

  The projected minimum rentals under existing leases are as follows:

(In thousands)                                               Year       Amount
-------------------------------------------------------------------------------
                                                                1998   $  1,298
                                                                1999      1,234
                                                                2000      1,103
                                                                2001        961
                                                                2002        916
                                                          Thereafter      2,542
-------------------------------------------------------------------------------
                                                                       $  8,054
===============================================================================

15. REGULATORY CAPITAL

  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. OTS regulations require all savings institutions to maintain a minimum regulatory tangible capital ratio equal to 1.5% of total assets, a minimum 3.0% leverage capital ratio, and 8.0% risk-based capital ratio requirement. As of December 31, 1997, the Bank meets all capital adequacy requirements to which it is subject.

  OTS regulations require that in meeting the leverage ratio, tangible and risk-based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. A transitional rule which phases in the deduction from capital over a five-year period is provided for a savings institution's investment in and loans to a nonqualifying subsidiary as of April 12, 1989. In December 1992, the Bank received approval to use the delayed deduction phase-in schedule allowable under current legislation. The delayed phase-in schedule extends the deduction of investments in and loans to a nonqualifying subsidiary to July 1, 1996, at which time 100% will be required to be deducted. This was a change from the 100% deduction required July 1, 1994. At December 31, 1997 the Bank had $354,000 investments in and loans to subsidiaries required to be deducted.

  As of December 31, 1997, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The Bank's actual capital amounts and ratios as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                                    To Be Well
                                                                                 Capitalized Under
                                                       For Capital               Prompt Corrective
                                   Actual           Adequacy Purposes            Action Provisions
                              ----------------    --------------------        -----------------------
(Dollars in thousands)          Amount   Ratio      Amount     Ratio            Amount        Ratio
---------------------------   ----------------    --------------------        -----------------------
As of December 31, 1997
Tangible capital
(to total assets)             $ 113,751   8.40%   $ 20,313        1.50%                 N/A
Core capital
(to total assets)             $ 115,267   8.50%   $ 40,671        3.00%       $ 67,784           5.00%
Total capital
(to risk-weighted assets)     $ 119,519  16.48%   $ 58,038        8.00%       $ 72,548          10.00%
Core capital
(to risk-weighted assets)     $ 115,267  15.89%            N/A                $ 43,529           6.00%

As of September 30, 1996
Tangible capital
(to total assets)             $  50,952   7.85%   $  9,742        1.50%                 N/A
Core capital
(to total assets)             $  52,555   8.07%   $ 19,533        3.00%       $ 32,555           5.00%
Total capital
(to risk-weighted assets)     $  53,911  13.72%   $ 31,444        8.00%       $ 39,305          10.00%
Core capital
(to risk-weighted assets)     $  52,555  13.37%            N/A                $ 23,583           6.00%


  A reconciliation of the Bank's equity capital at December 31, 1997 and September 30, 1996 is as follows:

(In thousands)                                                    December 31, 1997                      September 30, 1996
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                            $           130,938                                  55,471
Less:
   Holding Company stockholders' equity not available
     for regulatory capital                                                  10,953                                   2,821
   Goodwill and other intangibles                                             1,516                                   1,603
   Disallowed servicing assets and deferred tax assets                        2,865                                       -
   Investments in and advances to nonincludable subsidiaries
     required to be deducted                                                    354                                       -
   Net unrealized gains on securities available for sale,
     net of tax                                                               1,499                                      95
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity of the Bank                                $           113,751                                  50,952
===========================================================================================================================

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16. OFFICER, DIRECTOR AND EMPLOYEE PLANS

  In conjunction with the Bank's conversion, the Company formed an ESOP. The ESOP covered substantially all employees of the Bank with more than one year of employment who had attained the age of 21. The ESOP borrowed $1.2 million from an unaffiliated third party lender and purchased 225,000 common shares of the Company issued in the conversion. In accordance with generally accepted accounting principles, the balance of the ESOP loan was included in borrowed funds in the Company's consolidated statement of financial condition and stockholders' equity had been reduced by the same amount. Contributions to the ESOP by the Bank were made to fund the principal and interest payments on the debt of the ESOP. Total contributions made to the ESOP were $6,667, $53,399, $223,790, and $241,117, for the year ended December 31, 1997, for the three months ended December 31, 1996 and for the years ended September 30, 1996 and 1995, respectively. In conjunction with the merger, the ESOP plan was terminated. A number of the unallocated shares held by the ESOP were sold by the ESOP, in a manner which complied with the Internal Revenue Code and ERISA, in order to provide sufficient proceeds to repay the outstanding ESOP loan.

Bank Recognition and Retention Plans (BRPs)

  In conjunction with the conversion, the Company formed three BRPs, which purchased 19,195 common shares of the Company issued in the conversion. An additional 61,596 common shares were purchased subsequent to the conversion. The funds used to acquire the BRPs shares were contributed by the Bank. These shares are available for issuance to employees in key management positions with the Bank. At December 31, 1997, a total of 4,843 plan share awards were available for future grants under this plan. The aggregate purchase price of all shares owned by the BRPs was reflected as a reduction of stockholders' equity and as an amortization expense as the Bank's employees became vested in their stock awards. As of December 31, 1997, 75,948 shares were vested and distributed to employees. For the years ended September 30, 1996 and 1995, $63,407 and $137,854, respectively, was reflected as compensation expense.

401(K) Plan and Trust

  The Plan is a qualified plan covering all employees of the Company who have completed at least 1,000 hours of service for the Company within a twelve consecutive month period and are age 21 or older. The Company adopted the Plan, effective January 1, 1993, for the exclusive benefit of eligible employees and their beneficiaries. The Plan was effectively amended in conjunction with the merger to incorporate Liberty Federal Savings Bank and Preferred Mortgage Associates, Ltd. employees. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 1% to 15% of their earnings, subject to Internal Revenue Service limitations. Non-elective contributions are not permitted. Matching contributions can be made at the Company's discretion each Plan year. In 1997, the Company elected to make a contribution to the Plan totaling, $103,827.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock Option Plans

  The Company and its shareholders adopted Incentive Stock Option Plans for the benefit of officers and key employees of the Company or its affiliates and an Incentive Stock Option Plan for Outside Directors of the Company as follows:

                                                             Available Shares
                                                                For Grant
              Plan Name                 Authorized Shares  at December 31, 1997
-------------------------------------   -----------------  --------------------
1992 Incentive Stock Option Plan                  225,327                 5,898
1992 Incentive Stock Option Plan for
     Outside Directors                            184,359                31,101
1994 Incentive Stock Option Plan                  187,500                20,974
1997 Incentive Stock Benefit Plan                 600,000               600,000

  The term of the options issued under all plans expires ten years from the date of grant. The options granted under the plans are exercisable not earlier than one year after the date of grant and are subject to a vesting schedule, with the exception of the Directors' Plan, which options became immediately exercisable at date of grant.

  The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its Incentive Stock Option Plans. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                 For The Year  For The Three  For The Year
                                    Ended      Months Ended       Ended
(In thousands,                   December 31,  December 31,   September 30,
except per share data)               1997          1996           1996
----------------------------   --------------  -------------  -------------
Net Income
  As Reported                  $       10,249          1,079          3,074
  Pro Forma                             9,724          1,006          2,870
Basic Earnings Per Share
  As Reported                  $         1.35           0.27           0.76
  Pro Forma                              1.28           0.25           0.71
Diluted Earnings Per Share
  As Reported                  $         1.26           0.26           0.73
  Pro Forma                              1.20           0.24           0.68

  The fair value of each option granted after September 30, 1995 was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants issued for the year ended December 31, 1997, the three months ended December 31, 1996, and the year ended September 30, 1996, respectively: risk free interest rates of 6.4%, 6.4%, and 5.9%; annual volatility factors for the Company's stock of 29.5%, 28.3%, and 33.6%; dividend yield for the year ended December 31, 1997 of 2.0%; and an average expected life of seven years. The effects of applying SFAS No. 123 for disclosing compensation cost under such statement, may not be representative of the effects on reported net income for future years.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  A summary of the status of the stock options as of December 31, 1997, December 31, 1996, September 30, 1996, and September 30, 1995 and changes during these periods is presented below:

                                                Year Ended             Three Months Ended
                                             December 31, 1997         December 31, 1996
                                        -----------------------------------------------------
                                                       Weighted                   Weighted
                                                       Average                    Average
                                                       Exercise                   Exercise
                                            Options     Price          Options     Price
---------------------------------------------------------------------------------------------
Outstanding beginning of period              402,464    $  8.93        342,464   $       7.76
Acquired through merger                      608,871       9.09              -              -
Granted                                       62,430      18.94         60,750          15.58
Exercised                                    (56,965)      6.20              -              -
Forfeited                                    (14,055)     12.46           (750)         14.13
---------------------------------------------------------------------------------------------
Outstanding at end of period               1,002,745       9.75        402,464           8.93
---------------------------------------------------------------------------------------------
Exercisable at end of period                 889,816       8.87        252,331           6.42
---------------------------------------------------------------------------------------------
Weighted average fair value of options
 granted during the period                     $6.82                     7.15
---------------------------------------------------------------------------------------------

                                               Year Ended                Year Ended
                                           September 30, 1996        September 30, 1995
                                        ---------------------------------------------------
                                                     Weighted                 Weighted
                                                     Average                  Average
                                                     Exercise                 Exercise
                                           Options    Price         Options    Price
-------------------------------------------------------------------------------------------
Outstanding beginning of year              270,803    $  5.33       324,504   $        5.33
Granted                                     97,858      14.13             -               -
Exercised                                  (22,636)      5.33       (47,846)           5.33
Forfeited                                   (3,561)     14.13        (5,855)           5.33
-------------------------------------------------------------------------------------------
Outstanding at end of year                 342,464       7.76       270,803            5.33
-------------------------------------------------------------------------------------------
Exercisable at end of year                 221,128       5.33       209,515            5.33
-------------------------------------------------------------------------------------------
Weighted average fair value of options
 granted during the year                     $6.82                     N/A
-------------------------------------------------------------------------------------------

  In connection with the merger of Liberty Bancorp, Inc., certain options previously granted to employees and directors of Liberty Bancorp, Inc., were converted into options to purchase the Company's common stock. A total of 385,121 options previously granted were converted at the exchange rate to options to purchase 405,916 shares of the Company's common stock at prices ranging from $8.06 to $28.97 per share. Effective with the stock split effected in the form of a stock dividend declared on August 22, 1997, the options to purchase were converted to 608,871 at prices ranging from $5.37 to $19.31 per share.

  The following table summarizes information about the stock options outstanding at December 31, 1997:

                                            Options Outstanding             Options Exercisable
                                ----------------------------------------------------------------
                                                    Weighted Average                    Weighted
                                             ----------------------------
                                               Remaining                                Average
                                    Options       Life        Exercise       Options    Exercise
    Range of Exercise Prices      Outstanding   (Years)        Price       Exercisable   Price
------------------------------------------------------------------------------------------------
$     5.33  to   6.33               618,370          4.1      $   5.64     618,370    $     5.64
     14.13  to  15.96               233,136          7.6         14.92     167,637         14.91
     17.55  to  19.31               151,239          7.8         18.61     103,809         18.39
                     ---------------------------------------------------------------------------
                                  1,002,745          5.5          9.75     889,816          8.87
                     ---------------------------------------------------------------------------

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

  The Company is a party to various financial instruments with off-balance sheet risk in the normal course of its business. These instruments include commitments to extend credit, standby letters of credit, credit enhancements, and forward commitments to sell loans. These financial instruments carry varying degrees of credit and interest rate risk in excess of amounts recorded in the financial statements.

  Commitments to originate and purchase mortgage loans of $57.0 million at December 31, 1997 represent amounts which the Company plans to fund within the normal commitment period of 60 to 90 days of which $34.3 million were fixed-rate and $22.7 million were adjustable-rate commitments. Because the credit-worthiness of each customer is reviewed prior to extension of the commitment, the Company adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest rate risk on these commitments, the Bank may enter into forward commitments to sell fixed-rate mortgage-backed securities to reduce exposure to changes in loan market prices from the time of commitment until securitization. Fixed-rate loans originated by the Bank may be securitized through FNMA to satisfy these forward commitments. The risks associated with these contracts arise from the possible inability of the Bank to deliver the mortgage-backed securities on the specified delivery date. In such case, the Bank may be required to repurchase the forward commitment to sell at the then current market price. For the year ended December 31, 1997, the Bank securitized and sold $60.2 million of fixed-rate mortgage loans. Of these sales, $13.3 million were hedged using forward contracts. The sales resulted in a net gain of $30,000. For the year ended September 30, 1996, the Bank securitized and sold $36.5 million of fixed-rate mortgage loans. Of these sales, $26.2 million were hedged using forward contracts. The sales resulted in a net gain of $268,000. There was $1.0 million outstanding forward commitments to sell FNMA mortgage-backed securities at December 31, 1997.

  As a result of the merger, the Bank assumed two credit enhancement agreements with local municipalities to guarantee the repayment of an aggregate of $4.0 million on municipal revenue bonds (the "Bonds"), which are secured by first mortgages on apartment building projects. To secure the guarantees of the Bonds, the Bank has pledged mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"). The Bank's obligations on these Bonds expire in the year 1998 or the dates the Bonds are repaid, if earlier. In the event of default on the Bonds, the Bank's maximum liability would be its pro rata amount of the credit guaranty and if the Bank does not act to meet its agreed upon obligations, the collateral pledged as security for the Bank's guarantee may be liquidated and the proceeds used to repay the defaulted Bonds. The Bank's position in such case would be secured by a first mortgage lien on the underlying apartment properties and a lien against all income derived therefrom. At December 31, 1997, there remains one credit enhancement agreement outstanding in the amount of $2.0 million. The Bank's obligation on this Bond expires in the year 1998 or the date the Bond is repaid, if earlier.

  Additionally, the Bank has approved, but unused, home equity lines of credit, of $79.5 million at December 31, 1997. Approval of home equity lines is based on underwriting standards that do not allow total borrowings, including the equity line of credit, to exceed 90% of the current appraised value of the customer's home. This approval is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan.

  The Company conducts substantially all of its lending activities in the local communities in which it serves.

18. ACQUISITION OF LIBERTY BANCORP, INC.

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

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The transaction was accounted for under the purchase method of accounting and
1.054 shares of Hinsdale Financial Corporation common stock were exchanged for each share of Liberty Bancorp outstanding common stock. There were 3,930,405 shares of common stock of Hinsdale Financial Corporation issued for 3,733,013 shares of Liberty Bancorp common stock. Liberty Bancorp had total assets of $680 million and deposits of $516 million at the date of the merger. The fair value of the net assets acquired approximated the purchase price, accordingly; no goodwill was recorded. Earnings for the year ended December 31, 1997 includes the earnings of Liberty Bancorp from the date of merger.

  The following unaudited pro forma financial information presents the combined results of operations of Hinsdale Financial Corporation and Liberty Bancorp, Inc. as if the acquisition had occurred as of the beginning of each period. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the companies constituted a single entity during such periods.

                                               For The Year Ended  For The Year Ended
(In thousands, except per share amounts)       December 31, 1997   September 30, 1996
-------------------------------------------------------------------------------------
Net interest income                          $             37,944              34,569
Net income                                                 10,271               5,289
Basic earnings per share                     $               1.36                0.64
Diluted earnings per share                   $               1.27                0.63

19. PROPOSED MERGER

  On December 16, 1997, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Southwest Bancshares, Inc. ("Southwest"), which provides, among other things, that (i) Southwest will be merged (the "Merger") with and into Alliance Bancorp, with Alliance Bancorp as the surviving corporation, (ii) Southwest Federal Savings and Loan Association of Chicago, the savings association subsidiary of Southwest ("Southwest Federal"), will be merged with and into Liberty Federal Bank, the savings bank subsidiary of Alliance Bancorp ("Liberty Federal") with Liberty Federal as the surviving institution, (iii) each outstanding share of Southwest common stock issued and outstanding at the effective time of the Merger will be converted into shares of common stock of Alliance Bancorp in accordance with an "Exchange Ratio," as described below, and
(iv) each share of Alliance Bancorp's common stock issued and outstanding immediately prior to the effective time of the Merger will remain an outstanding share of common stock of Alliance Bancorp. The directors of Alliance Bancorp and Southwest have entered into agreements to vote shares owned by them in favor of the Agreement.

  Under the Agreement, and subject to certain qualifications, the Exchange Ratio will be as follows: (i) if the Alliance Bancorp Market Value (as defined in the agreement) is less than or equal to $30.475 and greater than or equal to $22.525, then 1.1981 shares of Alliance Bancorp Common Stock; (ii) if the Alliance Bancorp Market Value is greater than $30.475 and less than or equal to $35.00, then that number of shares of Alliance Bancorp Common Stock, determined by dividing $36.5125 by the Alliance Bancorp Market Value; (iii) if the Alliance Bancorp Market Value is greater than $35.00, then 1.0432 shares of Alliance Bancorp Common Stock; and (iv) if the Alliance Bancorp Market Value is less than $22.525, then that number of shares of Alliance Bancorp Common Stock, determined by dividing $26.9875 by the Alliance Bancorp Market Value. Alliance Bancorp has the right to terminate the Agreement if the Alliance Bancorp Market Value is less than $19.875, unless Southwest provides notice pursuant to the Agreement that it wants to proceed with the Merger, in which event the Exchange Ratio will be 1.3579. Southwest Bancshares, Inc. has approximately $375 million in assets, $275 million in deposits, and $43 million in stockholders' equity.

  Consummation of the Merger is subject to certain conditions, including the approval of stockholders of each of Alliance Bancorp and of Southwest, and the receipt of all required regulatory approvals. The Merger is to be accounted for using the pooling-of-interests method. It is expected that the Merger will be completed prior to June 30, 1998.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

20. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

  The following condensed statements of financial condition at December 31, 1997 and September 30, 1996 and condensed statements of income and cash flows for the years ended December 31, 1997, September 30, 1996 and 1995 and the three months ended December 31, 1996 for Alliance Bancorp should be read in conjunction with the consolidated financial statements and the notes thereto.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                        December 31,   September 30,
(In thousands, except share data)                                           1997            1996
----------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                               $        3,395           2,182
Investment securities available for sale, at fair value                        1,707               -
Loan to Bank                                                                   6,450               -
ESOP Loan to Bank                                                                  -             471
Loan to Liberty Lincoln Service Corporation II                                 2,250               -
Equity in net assets of subsidiaries                                         119,971          52,650
Other assets                                                                      88             274
----------------------------------------------------------------------------------------------------
Total assets                                                          $      133,861          55,577
====================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
Accrued expenses and other liabilities                                $        2,923             106
----------------------------------------------------------------------------------------------------
Total liabilities                                                              2,923             106
----------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock, $.01 par value; authorized 1,500,000 shares;
  none outstanding                                                                 -               -
Common stock, $.01 par value; authorized 11,000,000 shares at
  December 31, 1997 and 6,000,000 shares at September 30, 1996;
     8,176,234 shares issued at December 31, 1997;
     4,185,128 shares issued at September 30, 1996                                82              27
Additional paid-in capital                                                    86,553          21,066
Retained earnings, substantially restricted                                   44,167          36,038
Treasury stock, at cost; 154,087 shares at December 31, 1997 and
  142,500 at September 30, 1996                                               (1,502)         (1,284)
Common stock purchased by Employee Stock Ownership Plan                            -            (471)
Net unrealized gains on securities available for sale, net of tax              1,638              95
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   130,938          55,471
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $      133,861          55,577
====================================================================================================

(continued)

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Condensed Parent Company Only Financial Statements
(continued)

CONDENSED STATEMENTS OF INCOME

                                                     For The
                                          For The     Three
                                           Year      Months
                                           Ended      Ended    For The Year Ended
                                         Dec. 31,   Dec. 31,      September 30,
                                                               -------------------
(In thousands)                             1997       1996       1996       1995
----------------------------------------------------------------------------------
Equity in earnings of subsidiaries     $   10,362      1,123      3,303      4,752
Interest income                               596         10          4         24
----------------------------------------------------------------------------------
Total income                               10,958      1,133      3,307      4,776
Noninterest expense                           781         82        379        504
----------------------------------------------------------------------------------
Income before income tax benefit           10,177      1,051      2,928      4,272
Income tax benefit                            (72)       (28)      (146)      (187)
----------------------------------------------------------------------------------
Net income                             $   10,249      1,079      3,074      4,459
==================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                    For The
                                                          For The     Three
                                                             Year    Months
                                                            Ended     Ended   For The Year Ended
                                                         Dec. 31,  Dec. 31,      September 30,
                                                                             --------------------
(In thousands)                                               1997      1996     1996      1995
-------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                $  10,249    1,079    3,074       4,459
Equity in earnings of subsidiaries                          (10,362)  (1,123)  (3,303)     (4,752)
Dividend received from Bank                                   1,600        -        -       2,000
(Increase) decrease in other assets                             685     (492)    (181)        (93)
Increase (decrease) in accrued expenses
     and other liabilities                                      (21)     146        -         105
Interest reinvested on investment securities                      -        -        -         (24)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           2,151     (390)    (410)      1,695
-------------------------------------------------------------------------------------------------

Investing activities:
Net assets acquired/sold, net of cash acquired                  173        -    2,705      (2,631)
ESOP loan to Bank                                                 -        -     (514)          -
Principal payment of ESOP loan                                  984       43       43           -
Reduction of loan to Bank                                     1,000        -        -           -
Reduction of loan to LLSCII                                     578        -        -           -
Investment in LLSCII                                         (1,000)       -        -           -
Purchase of investment securities available for sale         (1,248)       -        -           -
Proceeds from the maturities of investment securities         1,000        -        -         817
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities           1,487       43    2,234      (1,814)
-------------------------------------------------------------------------------------------------

Financing activities:
Proceeds from options exercised                                 355        -      121         255
Purchase of treasury stock                                     (143)       -        -           -
Cash dividends paid                                          (2,285)       -        -           -
Cash paid in lieu of fractional shares related
     to stock split                                              (5)       -       (2)          -
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities          (2,078)       -      119         255
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          1,560     (347)   1,943         136
Cash and cash equivalents at beginning of period              1,835    2,182      239         103
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $   3,395    1,835    2,182         239
=================================================================================================

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. The estimated fair value amounts under SFAS No. 107 have been determined as of a specific point in time utilizing various available market information, assumptions and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather, the disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values. The estimated fair values of the Company's financial instruments as of December 31, 1997 and September 30, 1996 are set forth in the following table and explanation.

                                              December 31, 1997                       September 30, 1996
(In thousands)                         Carrying Amount      Fair Value          Carrying Amount      Fair Value
---------------------------------------------------------------------------------------------------------------
Financial Assets:
Cash and due from banks                   $     10,839          10,839                    6,069           6,069
Interest-bearing deposits                       33,784          33,784                   22,924          22,924
Investment securities                           91,475          91,475                    1,998           1,998
Mortgage-backed securities                     213,957         213,957                    5,367           5,367
Loans                                          957,897         973,176                  590,722         587,105
Accrued interest receivable                      8,353           8,353                    3,431           3,431
Stock in FHLB of Chicago                        12,855          12,855                    7,445           7,445
---------------------------------------------------------------------------------------------------------------
Total financial assets                    $  1,329,160       1,344,439                  637,956         634,339
===============================================================================================================

Financial Liabilities:
Non-maturing deposits                          294,036         294,036                  187,771         187,771
Deposits with stated maturities                728,578         729,835                  264,701         265,359
Borrowed funds                                 173,531         173,199                  128,949         129,040
Collateralized mortgage obligations              1,065           1,065                    2,542           2,546
Accrued interest payable                         1,494           1,494                    1,027           1,027
---------------------------------------------------------------------------------------------------------------
Total financial liabilities               $  1,198,704       1,199,629                  584,990         585,743
===============================================================================================================

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

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  Accrued interest receivable and payable. The carrying value of accrued interest receivable and payable approximates fair value due to the relatively short period of time between accrual and expected realization.

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

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
  The following are the consolidated results of operations on a quarterly basis:

                                                                 Quarter
                                                                  Ended
                                                                 Dec. 31,                   December 31, 1997
                                                                           ---------------------------------------------------
(In thousands, except per share amounts)                           1996    1st Quarter   2nd Quarter  3rd Quarter  4th Quarter
------------------------------------------------------------------------------------------------------------------------------
Total interest income                                           $  11,098       18,861        23,329       26,507       23,931
Total interest expense                                              6,824       11,341        14,439       15,514       14,823
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 4,274        7,520         8,890       10,993        9,108
Provision for loan losses                                               -            -             -            -            -
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 4,274        7,520         8,890       10,993        9,108
------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
Gain (loss) on sales of mortgage-backed securities
 and loans receivable                                                  70         (396)           82           76           85
Other noninterest income                                            3,086        3,093         4,128        4,431        3,965
------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                            3,156        2,697         4,210        4,507        4,050
Noninterest expense                                                 5,666        7,889         8,802       10,047        8,514
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          1,764        2,328         4,298        5,453        4,644
Income tax expense                                                    685          899         1,662        2,113        1,800
------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $   1,079        1,429         2,636        3,340        2,844
==============================================================================================================================
Basic earnings per share (1)                                    $    0.27         0.23          0.33         0.42         0.35
Diluted earnings per share (1)                                  $    0.26         0.21          0.31         0.39         0.33
==============================================================================================================================

                                                                                           September 30, 1996
                                                                           ---------------------------------------------------
(In thousands, except per share amounts)                                   1st Quarter   2nd Quarter  3rd Quarter  4th Quarter
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                        $  11,783        11,496       11,302       11,120
Total interest expense                                                           7,714         7,312        7,056        6,885
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                              4,069         4,184        4,246        4,235
Provision for loan losses                                                           50             -            -            -
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                              4,019         4,184        4,246        4,235
------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
Gain (loss) on sales of investment securities, mortgage-backed
 securities, loans receivable and real estate                                       98           210           (8)         213
Other noninterest income                                                         2,880         3,361        3,028        3,165
------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                         2,978         3,571        3,020        3,378
Noninterest expense                                                              5,296         5,792        5,859        8,749
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                1,701         1,963        1,407       (1,136)
Income tax expense (benefit)                                                       679           762          275         (855)
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            $   1,022         1,201        1,132         (281)
==============================================================================================================================
Basic earnings (loss) per share (1)                                          $    0.25          0.30         0.28        (0.07)
Diluted earnings (loss) per share (1)                                        $    0.24          0.29         0.27        (0.07)
------------------------------------------------------------------------------------------------------------------------------

(1) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128, "Earnings per Share."

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Alliance Bancorp:

  We have audited the accompanying consolidated statements of financial condition of Alliance Bancorp and subsidiaries ("the Company") as of December 31, 1997 and September 30, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1997, each of the years in the two year period ended September 30, 1996, and for the three months ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp and subsidiaries as of December 31, 1997 and September 30, 1996, and the results of their operations, changes in stockholders' equity, and their cash flows for the year ended December 31, 1997, each of the years in the two year period ended September 30, 1996, and the three months ended December 31, 1996 in conformity with generally accepted accounting principles.

                             KPMG Peat Marwick LLP


Chicago, Illinois
January 23, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information relating to Directors and Executive Officers is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

  The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1)  Financial Statements

          The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

          Consolidated Statements of Financial Condition as of December 31, 1997 and September 30, 1996

          Consolidated Statements of Income for the Years Ended December 31, 1997, September 30, 1996 and 1995, and the three months ended December 31, 1996

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, September 30, 1996 and 1995, and the three months ended December 31, 1996

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and September 30, 1996 and 1995, and the three months ended December 31, 1996

          Notes to Consolidated Financial Statements

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

       Exhibit No. 3. Certificate of Incorporation and Bylaws.

       (i)      Restated Certificate of Incorporation of Alliance Bancorp

       (ii)     Bylaws of Alliance Bancorp*

       Exhibit No. 10. Material Contracts.

       (i)      Employment Agreement between the Bank and Mr. Bristol *

       (ii) Employment Agreements between Fredric G. Novy and Liberty Bancorp, Inc. and Liberty Federal Savings Bank and assumed by the Company and its subsidiary

       (iii)    Employment Agreement between the Company and Howard A. Davis+

       (iv) Form of Change in Control Agreements entered into between the Company and its senior officers

       (v)      Bank Recognition and Retention Plans and Trust **

       (vi)     Incentive Stock Option Plan **

       (vii)    Stock Option Plan for Outside Directors **

       (viii)   1994 Incentive Stock Option Plan ***

       (ix)     1997 Long-Term Incentive Stock Benefit Plan****

* Incorporated by reference into this document from the exhibits to Form S-1, Registration Statement, filed on March 31, 1992, Registration No. 33-46877.

** Incorporated by reference into this document from the attachments to the Proxy Statement dated December 27, 1993 for the Annual Meeting of Stockholders held on February 9, 1994.

*** Incorporated by reference into this document from the attachments to the Proxy Statement dated December 26, 1994 for the Annual Meeting of Stockholders held on February 8, 1995.

**** Incorporated by reference into this document from the attachments to the Proxy Statement dated May 1, 1997 for the Annual Meeting of Stockholders held on May 28, 1997.

+ Incorporated herein by reference into this document to Exhibit No. 10 to the Registrant's 1995 Form 10-K.

       Exhibit No. 21. Subsidiaries of the Registrant.

       Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"

       Exhibit No. 23. Consent of KPMG Peat Marwick LLP

       Consent of KPMG Peat Marwick LLP to the incorporation by reference into the registrant's registration statement on Form S-8 of their report accompanying the financial statements of the registrant for the year ended December 31, 1997.


  (b)  Reports on Form 8-K.

       A report on Form 8-K was filed by the Company on December 29, 1997 for the purposes of reporting, pursuant to Items 5 and 7 of the Form 8-K, that the Company entered into an Agreement and Plan of Merger with Southwest Bancshares, Inc. as of December 16, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALLIANCE BANCORP
                                      ------------------------------------------
                                                (Registrant)


                                      By: /s/ Kenne P. Bristol
                                         ------------------------------
                                         Kenne P. Bristol
DATED:  March 13, 1998                   President, Chief Executive
        --------------
                                         Officer and Director

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                            Title                                 Date
/s/ Kenne P. Bristol            President, Chief Executive Officer    March 13, 1998
------------------------------  and Director                          ----------------
Kenne P. Bristol

/s/ Fredric G. Novy             Chairman of the Board of              March 13, 1998
------------------------------  Directors                             ----------------
Fredric G. Novy

/s/ Richard A. Hojnicki         Executive Vice President              March 13, 1998
------------------------------  Chief Financial Officer and           ----------------
Richard A. Hojnicki             Corporate Secretary
                                (Principal Financial Officer)

/s/ Ilene M. Bock               Senior Vice President and Controller  March 13, 1998
------------------------------  (Principal Accounting Officer)        ----------------
Ilene M. Bock

/s/ Edward J. Burns             Director                              March 13, 1998
------------------------------                                        ----------------
Edward J. Burns

/s/ Howard A. Davis             Director                              March 13, 1998
------------------------------                                        ----------------
Howard A. Davis

/s/ Whit G. Hughes              Director                              March 13, 1998
------------------------------                                        ----------------
Whit G. Hughes

/s/ Howard R. Jones             Director                              March 13, 1998
------------------------------                                        ----------------
Howard R. Jones

/s/ H. Verne Loeppert           Director                              March 13, 1998
------------------------------                                        ----------------
H. Verne Loeppert

/s/ David D. Mill               Director                              March 13, 1998
------------------------------                                        ----------------
David D. Mill

/s/ Edward J. Nusrala           Director                              March 13, 1998
------------------------------                                        ----------------
Edward J. Nusrala

/s/William C. O'Donnell         Director                              March 13, 1998
------------------------------                                        ----------------
William C. O'Donnell

/s/ William R. Rybak            Director                              March 13, 1998
------------------------------                                        ----------------
William R. Rybak

/s/ Russell F. Stephens, Jr.    Director                              March 13, 1998
------------------------------                                        ----------------
Russell F. Stephens, Jr.

/s/ Donald E. Sveen             Director                              March 13, 1998
------------------------------                                        ----------------
Donald E. Sveen

/s/ Vernon B. Thomas, Jr.       Director                              March 13, 1998
------------------------------                                        ----------------
Vernon B. Thomas, Jr.