Form 10-K405/A
period 1997-12-31
ALLIANCE BANCORP
filed 1998-04-09
CIK 885638

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1997    Commission file number 0-20082
                          -----------------                           -------



                               Alliance Bancorp
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Delaware                                            36-3811768
-------------------------------                         -------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


          One Grant Square
         Hinsdale, Illinois                                    60521
----------------------------------------                     ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


                        Telephone Number: (630) 323-1776
                                          --------------

     Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   x                  No
                           -----                   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ National Market System on March 13, 1998 was approximately $191,392,505.

     The number of shares outstanding of the registrant's Common Stock, the registrant's only class of outstanding capital stock, as of March 13, 1998 was 8,022,147.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III-Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Exhibits  Required  by Securities and Exchange Commission Regulation S-K

     Exhibit 27 - Revised Financial Data Schedules

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 7, 1998             ALLIANCE BANCORP
                                 ----------------
                                 (Registrant)


                                 By: /s/ Kenne P. Bristol
                                     --------------------
                                     Kenne P. Bristol
                                     President and Chief Executive Officer