Form 10-K405/A
period 1997-12-31
ALLIANCE BANCORP
filed 1998-04-29
CIK 885638

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997         COMMISSION FILE NO.: 0-20082


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

                      DOCUMENTS INCORPORATED BY REFERENCE

     NONE
================================================================================

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Board of Directors of Alliance Bancorp is comprised of 14 members divided into three classes. Directors are elected for staggered terms of three years each, with the term of office of only one class of Directors expiring in each year. The table below sets forth certain information regarding the members of the Board, including the four nominees for election to the Board at the 1998 Annual Meeting of Stockholders, as well as information regarding the executive officers of Alliance Bancorp.

                                                                         AMOUNT AND
                                                                         NATURE OF
                                               YEAR FIRST    TERM       BENEFICIAL       PERCENT
NAME, AGE, PRINCIPAL OCCUPATION AND             ELECTED       TO       OWNERSHIP OF        OF
BUSINESS EXPERIENCE FOR PAST 5 YEARS          TO BOARD (1)  EXPIRE       STOCK (2)        CLASS
------------------------------------          ------------  -------   --------------     --------
NOMINEES AT THE 1998 ANNUAL MEETING OF STOCKHOLDERS

Kenne P. Bristol, Age 55 (3).................        1986      2001        146,676(4)       1.68%
 President and Chief Executive Officer
  of Alliance Bancorp and Liberty
  Federal Bank; previously President and
  Chief Executive Officer of Hinsdale
  Financial and Hinsdale Federal.

Howard A. Davis, Age 50......................        1995      2001         22,500(5)       0.26%
 President and Chief Executive Officer
  of Preferred Mortgage Associates, Ltd.,
  a subsidiary of the Bank.

H. Verne Loeppert, Age 76....................        1964      2001         73,972(6)       0.85%
 Retired; until December 31, 1996,
  President and Chief Executive Officer
  of CDV Corporation, a holding
  company whose subsidiaries are
  engaged in metal working tool
  manufacturing.

David D. Mill, Age 69 (3)(7).................        1967      2001        128,057(8)       1.47%
 Dentist; Dr. Mill has owned his own
  general dental practice since 1957.

CONTINUING DIRECTORS

Edward J. Burns, Age 68 (3)..................        1963      1999        201,096(9)       2.31%
 Retired; Chairman of the Board of
  Liberty Bancorp from 1991 and
  Liberty Federal Savings from 1982
  until February 1997.  President and
  Chief Executive Officer of Liberty
  Bancorp and Liberty Federal Savings
  until 1994.

                                                                         AMOUNT AND
                                                                         NATURE OF
                                               YEAR FIRST    TERM       BENEFICIAL       PERCENT
NAME, AGE, PRINCIPAL OCCUPATION AND             ELECTED       TO       OWNERSHIP OF        OF
BUSINESS EXPERIENCE FOR PAST 5 YEARS          TO BOARD (1)  EXPIRE       STOCK (2)        CLASS
------------------------------------          ------------  -------   --------------     --------
Whit G. Hughes, Age 72.......................        1982      1999        101,639(8)       1.17%
 Chairman and former Chief Executive
  Officer of Hughes Enterprises, Inc., a
  distributor of appliances and parts and
  a developer and operator of self-service
  laundry stores.

Howard R. Jones, Age 62......................        1991      2000         60,544(10)      0.69%
 President of Packaging Design
  Corporation, a manufacturer of
  corrugated containers and specialties.

Fredric G. Novy, Age 59 (3)..................        1994      2000        261,787(11)      3.00%
 Chairman of the Board of Directors of
  Alliance Bancorp and Liberty Federal
  Bank; President and Chief Executive
  Officer of Liberty Bancorp and Liberty
  Federal Savings from 1994 to February
  1997.  President of Cragin Financial
  Corporation and Cragin Federal Bank
  for Savings from 1990 through 1994.

Edward J. Nusrala, Age 58 (3)................        1997      1999         16,500(12)      0.19%
 Founder, owner and President of
  Famous Brand Shoes, Inc., a retail shoe
  company.

William C. O'Donnell, Age 75.................        1979      2000        147,074(8)       1.69%
 President of ODON Communications
  Group, a radio broadcasting company.

William R. Rybak, Age 47 (3).................        1986      1999         58,668(10)      0.67%
 Chairman of the Board of Directors of
  Hinsdale Federal from 1990 to
  February 1997, and Chairman of the
  Board of Hinsdale Financial from its
  formation in 1992 to February 1997.
  Executive Vice President and Chief
  Financial Officer of Van Kampen
  American Capital, Inc., a financial
  services company specializing in
  money management and the
  distribution of mutual funds.

Russell F. Stephens, Jr., Age 65.............        1971      2000         44,939(10)      0.52%
 President of Insurance Concepts &
  Design Inc., an insurance agency.

                                                                         AMOUNT AND
                                                                         NATURE OF
                                               YEAR FIRST    TERM       BENEFICIAL       PERCENT
NAME, AGE, PRINCIPAL OCCUPATION AND             ELECTED       TO       OWNERSHIP OF        OF
BUSINESS EXPERIENCE FOR PAST 5 YEARS          TO BOARD (1)  EXPIRE       STOCK (2)        CLASS
------------------------------------          ------------  -------   --------------     --------
Donald E. Sveen, Age 66 (3)..................        1971      1999         98,044(10)      1.13%
 Retired; prior to July 1996, President,
  Chief Operating Officer and Director
  of The John Nuveen Company and
  Subsidiaries and Chairman, Chief
  Executive Officer and Director of the
  Nuveen Select Tax-Free Income
  Portfolio Funds.  Nuveen is a financial
  services company specializing in tax-
  exempt investments and money
  management.

Vernon B. Thomas, Jr., Age 64 (3)............        1969      2000        150,587(10)      1.73%
 Attorney whose practice concentrates
  in corporate, banking, real estate and
  estate planning.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Richard A. Hojnicki, Age 48..................          --        --         73,947(13)      0.85%
 Mr. Hojnicki is Executive Vice
  President, Secretary and Chief
  Financial Officer of Alliance Bancorp
  and Liberty Federal Bank

Edward J. Munin, Age 44......................          --        --            750          0.01%
 Mr. Munin is a Senior Vice President
  of Liberty Federal Bank

All directors and executive officers as a              --        --   1,586,780(14)(15)    18.21%
 group (16 persons)
-------------------------------------------


(1) Includes service on the Board of Directors of Hinsdale Federal Bank for Savings and Liberty Federal Savings Bank.
(2) Unless otherwise indicated, each person effectively exercises sole (or shared with spouse) voting and dispositive power as to the shares reported.
(3) Also serves on the Board of Directors of Liberty Federal Bank, the wholly-owned subsidiary of Alliance Bancorp.
(4) Includes 96,892 shares that may be acquired pursuant to presently exercisable stock options by Mr. Bristol.
(5) Includes 18,750 shares that may be acquired pursuant to presently exercisable stock options by Mr. Davis.
(6) Includes 46,495 shares subject to options which may be acquired by Mr. Loeppert under the Liberty Bancorp, Inc. 1991 Stock Option Plan for Outside Directors (the "Liberty Bancorp Directors' Option Plan").
(7) Dr. Mill is married to Mr. Burns' first cousin.
(8) Includes 49,657 shares subject to options which may be acquired by each outside director indicated under the Liberty Bancorp Directors' Option Plan.
(9) Includes 114,868 shares with respect to Mr. Burns which may be acquired through the exercise of stock options granted under the Liberty Bancorp, Inc. Amended and Restated 1991 Incentive Stock Option Plan (the "Liberty

    Bancorp Incentive Stock Option Plan"), and 17,138 shares allocated to Mr. Burns under the Liberty Federal Savings Bank ESOP.
(10)Includes 23,043 shares that may be acquired pursuant to the exercise of options granted under the Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors (the "Hinsdale Financial Directors' Option Plan").
(11)Includes 183,669 shares with respect to Mr. Novy which may be acquired through the exercise of stock options under the Liberty Bancorp Incentive Stock Option Plan, and 7,726 shares allocated to Mr. Novy under the Liberty Federal Savings Bank ESOP.
(12)Includes 15,000 shares that may be acquired by Mr. Nusrala pursuant to the exercise of options granted under the Hinsdale Financial Directors' Option Plan.
(13)Includes 37,167 shares that may be acquired pursuant to presently exercisable stock options by Mr. Hojnicki.
(14)Includes 336,478 shares that may be acquired pursuant to presently exercisable stock options granted to executive officers of Alliance Bancorp and its subsidiaries, and 352,295 shares that may be acquired pursuant to presently exercisable stock options granted to directors who are not executive officers.
(15)Includes 24,864 shares allocated to the accounts of executive officers under the Hinsdale Federal Bank for Savings and Liberty Federal Savings
    Bank ESOPs. Excludes the remaining 345,488 shares of Common Stock owned by the ESOPs. The ESOP Administrative committee administers the ESOPs. Under the terms of the ESOPs, shares of Common Stock allocated to the account of employees are voted in accordance with the instructions of the respective employees. Unallocated shares are voted by the ESOP Trustee in a manner that reflects the directions received from employees as to allocated shares.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTORS' COMPENSATION

    Fees. Outside directors of Alliance Bancorp receive a fee of $1,500 per meeting of the Board. Prior to the merger of equals transaction, directors of Alliance Bancorp did not receive any directors' fees. Outside Directors of Liberty Federal Bank ("Liberty Federal") receive a monthly fee of $1,500. Directors who are not officers also receive $300 for each committee meeting attended. Outside directors of Liberty Federal's subsidiaries receive $300 per quarter for serving on one or all of these Boards.

    Directors' Option Plans. Under the Hinsdale Financial Directors' Option Plan, each outside Director of Hinsdale Financial, at the time of Hinsdale Federal's conversion to stock form, received non-statutory options to purchase 23,043 shares of Common Stock at an exercise price of $5.33 per share, equal to the fair market value of the stock at the time of grant. In April 1997, Mr. Nusrala received a non-statutory option to purchase 15,000 shares of Common Stock at an exercise price of $18.50 per share, equal to the fair market value of the stock at the time of grant. Under the Liberty Bancorp Directors' Option Plan, each outside Director of Liberty Bancorp was granted options to purchase 49,657 shares of Common Stock (as adjusted to reflect the exchange ratio in the Merger) at an exercise price which is, at the discretion of the optionee, either $6.33 per share or $5.37 per share (each, as adjusted) in which latter case the stock received upon exercise must be held for one year.

EXECUTIVE COMPENSATION

    Compensation Committee Report. Under rules established by the SEC, Alliance Bancorp is required to provide certain data and information in regard to the compensation and benefits provided to Alliance Bancorp's Chief Executive Officer and other executive officers of Alliance Bancorp. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals. In fulfillment of this requirement, the Compensation and Personnel Administration Committee, at the direction of the Board of Directors has prepared the following report, which report relates to Alliance Bancorp's fiscal year ended December 31, 1997.

    The compensation committee is composed solely of independent outside Directors. The Board has delegated to the committee the responsibility of assuring that the compensation of the Chief Executive Officer and other executive officers is consistent with the compensation strategy, competitive practices, the performance of Alliance Bancorp, and the requirements of appropriate regulatory agencies. Non-employee directors who do not sit on the compensation committee also participate in executive compensation decision-making through the review, discussion and ratification of compensation committee recommendations. All cash compensation paid to executive officers is paid by Liberty Federal. Alliance Bancorp does not currently pay cash compensation to executive officers.

    Executive Compensation Philosophy. Since the predecessor of Alliance Bancorp became a public company in 1992, the committee has had the following goals for the compensation programs impacting the executives of Alliance Bancorp and Liberty Federal:

     . to provide motivation for the executives to enhance shareholder value by linking a significant portion of their compensation to earnings and the value of Alliance Bancorp's Common Stock;

     . to retain the executive officers who are capable of leading Alliance Bancorp to high performance levels and to allow Liberty Federal to attract high quality executives in the future by providing total compensation opportunities which are consistent with competitive norms of the industry and Alliance Bancorp's level of performance; and

     . to maintain reasonable "fixed" compensation costs by targeting base salaries at competitive average levels.

     The compensation committee of the Board of Directors of Liberty Federal periodically reviews salaries, stock options and other aspects of executive compensation. In general, the purpose of this evaluation is to ensure that Liberty Federal's overall executive compensation programs remain competitive with savings institutions and banks that are similar in both asset size and geographical markets to Liberty Federal and that total executive pay represents both the individual's performance as well as the current and past performance of Liberty Federal.

     For purposes of determining the competitive market for Liberty Federal's executives, the committee has retained KPMG Peat Marwick LLP to review the comprehensive compensation paid to top executives of thrifts and banks with total assets in the range of Liberty Federal's total asset size and performance results comparable to those of Liberty Federal.

     KPMG Peat Marwick LLP reviewed the following published compensation surveys to determine competitive compensation levels:

          The 1996 Bank Cash Compensation Survey, Bank Administration Institute; and

          The 1995 Financial Institutions Compensation Survey By Wyatt Data Services.

     In addition, KPMG Peat Marwick LLP conducted an independent review of the compensation practices of eleven midwest institutions with assets ranging from $768 million to $1.9 billion. All compensation data was updated to October 1, 1997.

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

     Executive officers' compensation consists principally of salary, annual incentive payments, and stock options. The salaries are generally in the average range compared to other similar institutions. The incentive payments are based on performance as well as position.

     Compensation of Chief Executive Officer. The compensation committee meets periodically to evaluate Mr. Bristol's performance and reports on that evaluation to the Outside Directors of the Board. The Chief Executive's compensation consists principally of three components:

               .    Salary
               .    Annual Incentive Payment
               .    Stock Option Grants

     Under the leadership of the compensation committee, subsequent to the determination of Mr. Bristol's fiscal 1997 compensation, the Board of Directors of Liberty Federal, with Mr. Bristol excused, determined his fiscal 1997 compensation giving consideration to the size of Liberty Federal, the duties and responsibilities of his position and a comparison of the compensation of chief executive officers of similarly situated financial institutions. Mr. Bristol's total cash compensation was based on his contribution to the overall long-term strategy and financial strength and performance of Alliance Bancorp.

     In 1993, Liberty Federal adopted a discretionary Annual Incentive Compensation Program based on achievement of profitability performance goals while maintaining safety and soundness standards. The program's objective is to build shareholder value by providing an incentive to executives and staff to develop those business strategies and take those actions that will impact Alliance Bancorp's annual as well as long-term profitability. In order to attract and retain high quality executives, Liberty Federal's executive compensation strategy is based on providing total target compensation opportunities that are at, or above, the competitive norms for companies competing in Liberty Federal's employment market. Alliance Bancorp's total compensation philosophy is based on a combination of surveyed average base compensation plus an average to above average incentive opportunity with the intent of motivating management to continually meet or exceed the goals of increasing shareholder value.

     In addition to projected levels of profitability, the Chief Executive's annual incentive is dependent on Liberty Federal maintaining certain levels of performance in the following areas:

     .    the regulatory capital ratios;
     . the interest rate risk as measured by the one year interest rate sensitivity gap; and
     .    the ratio of non-performing assets to total assets.

     While these measures may change from year-to-year based on the strategic focus of Alliance Bancorp, the objective of achieving annual profitability goals and enhancing shareholder value while maintaining long-term safety and soundness will continue.

     The 1997 annual incentive award granted to the Chief Executive Officer is based on 40% of base salary if the target performance goals are achieved. If the performance goals are exceeded, the percentage of base salary award can be up to a maximum of 80%. Liberty Federal performance awards are based on pre-tax income objectives in addition to safety and soundness considerations. Based upon the criteria established by the Board, Mr. Bristol received a bonus of $125,000, representing approximately 54% of his salary, for the fifteen month period ended December 31, 1997. Also during the fifteen months ended December 31, 1997, the committee also determined to grant Mr. Bristol options to purchase 65,430 shares of Common Stock at an exercise price equal to the fair market value of the shares at the time of grant.

                            Compensation Committee
          Edward J. Burns, Whit G. Hughes, Russell F. Stephens, Jr.,
               Edward J. Nusrala and Donald E. Sveen (Chairman)

     Stock Performance Graph. The following table shows a comparison of the cumulative total stockholder return /*/ on Alliance Bancorp's Common Stock,
                                    --
based on the market price of the Common Stock, with the cumulative total return of companies in the Nasdaq National Market and Standard & Poor's Savings & Loan Companies Index. The Common Stock began trading on July 7, 1992.

                COMPARISON OF 63 MONTH CUMULATIVE TOTAL RETURN*
         AMONG ALLIANCE BANCORP, THE NASDAQ STOCK MARKET (U.S.) INDEX
                  AND THE S&P SAVINGS & LOAN COMPANIES INDEX


                       [PERFORMANCE CHART APPEARS HERE]

                                 9/92  9/93  9/94  9/95  9/96  12/97
                                -----  ----  ----  ----  ----  -----
Alliance Bancorp..............  100.0   177   204   231   245    421
Nasdaq Stock Market (U.S.)....  100.0   131   132   182   216    279
S&P Savings & Loan Companies..  100.0   134   135   173   200    395

*$100 INVESTED ON 9/30/92 IN STOCK OR INDEX -
INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING DECEMBER 31.

     Summary Compensation Table. The following table sets forth the cash compensation paid by Liberty Federal, for services rendered during the fiscal years ended December 31, 1997, and September 30, 1996 and 1995, to the Chief Executive Officer and other executive officers of Liberty Federal and/or Alliance Bancorp, who received an amount in salary and bonus in excess of $100,000 in the fiscal year ended December 31, 1997 ("Named Executive Officers").

=================================================================================================================================
                                               ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                                   ----------------------------------------- ------------------------------------
                            (1)
                           YEARS                                                      AWARDS             PAYOUT
                           ENDED                                   OTHER     ------------------------- ----------       ALL
                         12/31/97                                  ANNUAL    RESTRICTED                                OTHER
      NAME AND            9/30/96    SALARY                     COMPENSATION   STOCK       OPTIONS/        LTIP     COMPENSATION
 PRINCIPAL POSITION       9/30/95     (2)           BONUS            (4)       AWARDS      SARS (#)       PAYOUT        (5)
----------------------- ---------- ------------ --------------- ------------ ------------ ------------ ---------- ---------------
Kenne P. Bristol             1997   $230,000       $125,000 (3)      --        $  --         65,430      $   --       $158,470
  President, Chief           1996    220,000         75,000          --           --         28,125          --         20,919
  Executive Officer          1995    212,700         65,000          --           --             --          --         15,838
  and Director
---------------------------------------------------------------------------------------------------------------------------------
Richard A. Hojnicki          1997   $103,000       $ 41,000 (3)  $   --        $  --          6,750      $   --       $ 70,695
  Executive Vice             1996     99,000         23,000          --           --          8,437          --         13,388
  President, Chief           1995     95,000         23,000          --           --             --          --          9,793
  Financial   Officer
  and  Corporate
  Secretary

---------------------------------------------------------------------------------------------------------------------------------
Fredric G. Novy              1997   $177,534 (6)   $100,000      $   --        $  --             --      $   --       $     --
Chairman of the
 Board of Directors
---------------------------------------------------------------------------------------------------------------------------------
Edward J. Munin              1997   $188,333 (7)   $ 45,000      $   --        $  --             --      $   --       $     --
Senior Vice
 President
---------------------------------------------------------------------------------------------------------------------------------
Howard A. Davis              1997   $200,000       $  5,000      $   --        $  --         11,250      $   --       $     --
President and Chief          1996    200,000             --          --           --         22,500          --             --
 Executive Officer of        1995     66,667 (8)         --          --           --             --          --             --
 Preferred Mortgage
 Associates, Ltd. and
 Director
=================================================================================================================================

____________________________________
(1) In 1996 Alliance Bancorp changed its fiscal year end from September 30 to December 31. Changes in salary for Mr. Bristol and Mr. Hojnicki were effective October 1, 1996.
(2) Includes Directors' fees paid to Mr. Bristol. Effective October 1, 1995, directors who are employees do not receive director's fees.
(3) Bonuses relating to the 15 months ended December 31, 1997 are included in the 1997 amount.
(4) Perquisites for the fiscal years ended December 31, 1997, September 30, 1996 and 1995 did not exceed the lesser of $50,000 or 10% of the total of the salary and bonus as reported for the Named Executive Officers.
(5) Represents the value of shares of Common Stock allocated to the account of the Named Executive Officer under the ESOP. Allocations as of December 31, 1994 and 1995, valued at the market price of the Common Stock as of those dates are included in the fiscal years ended September 30, 1995 and 1996 respectively. In accordance with the Merger with Liberty Bancorp, Inc., the Hinsdale Federal Bank for Savings ESOP was terminated in 1997; therefore the 1997 amount includes the December 31, 1996 allocation, valued at the market price on that date and the final termination allocation valued at the market price of Common Stock as of December 31, 1997.
(6) Includes Mr. Novy's salary from February 10, 1997, the date of the merger of Liberty Bancorp, Inc. with Alliance Bancorp.
(7) Includes Mr. Munin's salary from the date of his employment in February
    1997.
(8) Includes Mr. Davis' 1995 salary from May 31, 1995, the date Preferred Mortgage Associates, Ltd. was acquired, through the fiscal year end of September 30, 1995.

     Employment Agreements. Liberty Federal has entered into an employment agreement with Mr. Bristol, which provides for a term of thirty-six months. On each anniversary date, the agreement may be extended for an additional twelve months, so that the remaining term shall be thirty-six months. If the agreement is not renewed, the agreement with Mr. Bristol will expire thirty-six months following the anniversary date. The current Base Salary for Mr. Bristol is $260,000. The base salary may be increased but not decreased. In addition to the Base Salary, the agreement provides for, among other things, disability pay, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The agreement provides for termination by Liberty Federal for cause at any time. In the event Liberty Federal terminates the executive's employment for reasons other than for cause, or in the event of the executive's resignation from Liberty Federal upon (i) failure to re-elect the executive to his current offices, (ii) a material change in the executive's functions, duties or responsibilities, or relocation of his principal place of employment, (iii) liquidation or dissolution of Liberty Federal, or (iv) a breach of the agreement by Liberty Federal, the executive, or in the event of death, his beneficiary would be entitled to severance pay in an amount equal to 2.99 times the annual rate of Base Salary at the time of termination. Liberty Federal would also continue the executive's life, health, dental and disability coverage for the remaining unexpired term of the agreement.

     If termination, voluntary or involuntary, follows a change in control of Liberty Federal or Alliance Bancorp, the executive or, in the event of death, his beneficiary, would be entitled to a severance payment equal to 2.99 times the annual rate of Base Salary at the time of termination, which currently would be approximately $778,000. Liberty Federal would also continue the executive's life, health, dental and disability coverage for thirty-six months. A change in control is generally defined to mean the acquisition by a person or group of persons having beneficial ownership of 20% or more of Liberty Federal's or Alliance Bancorp's Common Stock during the term of the agreement, or a merger or other form of business combination, sale of assets, or contested election of directors which results in a change of a majority of the Board of Directors. Alliance Bancorp has agreed to reimburse the executive for any excise taxes that may be imposed under the federal income tax code in connection with any payments made following a change in control.

     As a result of the merger of Liberty Bancorp and Hinsdale Financial, Alliance Bancorp and Liberty Federal are parties to employment agreements with Messrs. Burns and Novy. The employment agreements provide for three-year terms. Commencing on the first anniversary date and continuing each anniversary date thereafter, the agreements may be extended by the Board of Directors for an additional year so that the remaining terms shall remain three years. Base salaries will be reviewed annually. In 1997, the base salaries of Messrs. Burns and Novy provided for by the employment agreements were $125,000, and $200,000, respectively.

     In addition to the base salary, the agreements provide for, among other things, disability pay, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The agreements provide for termination by Liberty Federal or Alliance Bancorp for cause at any time. In the event Liberty Federal or Alliance Bancorp choose to terminate the executive's employment for reasons other than for cause; or in the event of the executive's resignation from Liberty Federal and Alliance Bancorp upon (i) failure to re-elect the executive to his current offices or nominate for board membership, (ii) a material change in the executive's functions, duties or responsibilities, or relocation of his principal place of employment, (iii) liquidation or dissolution of Liberty Federal or Alliance Bancorp, or (iv) a breach of the agreement by Liberty Federal or Alliance Bancorp; the executive, or in the event of death, his beneficiary would be entitled to severance pay. Pursuant to his agreements, in the event of such termination, Mr. Burns would receive a sum equal to: (i) the amount of remaining salary payments under the agreement; (ii) the annual weighted average of the amount of bonus and other compensation paid to or accrued on behalf of Mr. Burns during the term of the agreement times the remaining number of years, and any fraction thereof, under the agreement; and (iii) an amount equal to the average of the annual contributions that were made on his behalf to any employee benefit plans during the term of the agreement times the remaining number of years, and any fraction thereof, under the agreement. Under the terms of their agreements, in the event of such termination, Mr. Novy would receive the greater of (i) the payments due for the remaining term of his agreement, or (ii) one times his average annual compensation for the three preceding taxable years and the amount of any benefits received pursuant to any employee benefit plans on his behalf during the term of his agreement.

     If termination, voluntary or involuntary, follows a change in control of Liberty Federal or Alliance Bancorp, the executive or, in the event of death, his beneficiary, would be entitled to a severance payment equal to three times his average annual compensation over the past three years of employment with Liberty Federal or Alliance Bancorp. Liberty Federal and Alliance Bancorp would also continue the executive's life, medical, dental and disability coverage for the remaining term of the agreement. A change in control is generally defined to mean the acquisition by a person or group of persons having beneficial ownership of 20% or more of Liberty Federal's or Alliance Bancorp's Common Stock or a merger or other form of business combination, sale of assets, or contested election of directors which results in a change of a majority of the Board of Directors during the term of the agreement. Payments to the executive under Liberty Federal's agreements will be guaranteed by Alliance Bancorp in the event that payments or benefits are to paid by Liberty Federal.

     In the event of a change of control, based upon the past fiscal year's salary, bonus and fees, Mr. Burns would receive approximately $373,000, and Mr. Novy would receive approximately $600,000 in severance payments. In addition, the agreements provide for continued life, medical, dental and disability coverage for a period of 36 months. Any outstanding options vest upon a change in control.

     Severance Agreements. Liberty Federal has entered into a severance agreement with Mr. Hojnicki. The Severance Agreement provides for a term of twelve months; on the first anniversary date and continuing on each anniversary thereafter, the agreement may be extended so that the remaining term shall be twelve months. If not renewed, the Severance Agreement expires twelve months thereafter. The Severance Agreement provides that at any time following a change in control of Alliance Bancorp or Liberty Federal, if Alliance Bancorp or Liberty Federal terminates the officer's employment for any reason other than cause, or if the officer terminates his employment following his demotion, loss of title, office or significant authority, a reduction in his compensation, or relocation of his principal place of employment, the officer or, in the event of death, his beneficiary, would be entitled to receive a severance payment equal to an amount equal to one and one half times the base salary. The Bank would also continue the officer's life, health, dental and disability coverage for the remaining unexpired term of the Severance Agreement. Payment to the officer under the Severance Agreement will be provided by Alliance Bancorp in the event that payment or benefits are not paid by Liberty Federal. Liberty Federal has entered into similar severance agreements with twelve other officers of Liberty Federal paying one times salary.

     Stock Option Plans. The Board of Directors of Alliance Bancorp established stock option plans which provide discretionary awards to its officers and key employees. The grant of awards to employees under the option plans is determined by a committee of the Board of Directors consisting of "Non-Employee" directors.

     Set forth below is information relating to options granted under the Alliance Bancorp Stock Option Plans to the Named Executive Officers during fiscal 1997.

===================================================================================================
                               OPTION GRANTS IN LAST FISCAL YEAR (1)
===================================================================================================
                                                                              POTENTIAL REALIZABLE
                                                                                 VALUE AT ASSUMED
                       INDIVIDUAL GRANTS                                      ANNUAL RATES OF STOCK
                                                                              PRICE APPRECIATION FOR
                                                                                   OPTION TERM
----------------------------------------------------------------------------- ---------------------
                                       PERCENT OF
                                         TOTAL
                       OPTIONS      OPTIONS GRANTED
                       GRANTED      TO EMPLOYEES IN   EXERCISE OR  EXPIRATION
       NAME              (1)            FY 1997       BASE PRICE      DATE        5%        10%
-------------------- ------------- ----------------- ------------- ---------- ---------- ----------
Kenne P. Bristol         18,000(2)        17            $15.58     10/23/1999  $ 44,204   $ 92,825
---------------------------------------------------------------------------------------------------
Kenne P. Bristol         47,430(3)        44            $19.08     02/10/2000  $142,645   $299,543
---------------------------------------------------------------------------------------------------
Richard A. Hojnicki       6,750(2)         6            $15.58     10/23/1999  $ 16,576   $ 34,810
---------------------------------------------------------------------------------------------------
Howard A. Davis          11,250(2)        10            $15.58     10/23/1999  $ 27,628   $ 58,016
---------------------------------------------------------------------------------------------------

-------------------------
(1) Due to the change of fiscal year end in 1996 from September 30 to December 31, all options granted in the fifteen months ended December 31, 1997 are included.
(2) These option become exercisable in three equal installments commencing October 23, 1997.
(3) These options become exercisable in three equal installments commencing February 10, 1998.

     The following table provides certain information with respect to the number of shares of Alliance Bancorp Common Stock represented by stock options held by the Named Executive Officers as of December 31, 1997. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock. No options were exercised during fiscal 1997.

===================================================================================
              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES
===================================================================================
                                                NUMBER OF      VALUE OF UNEXERCISED
                                               UNEXERCISED         IN-THE-MONEY
                                                OPTIONS AT     OPTIONS AT YEAR-END
                                             FISCAL YEAR-END           (1)
                        SHARES               ---------------- ---------------------
                       ACQUIRED               UEXERCISABLE/        EXERCISABLE/
                         UPON        VALUE     NEXERCISABLE        UNEXERCISABLE
      NAME             EXERCISE     REALIZED       (#)                  ($)
-------------------- ------------ ---------- ---------------- ---------------------
Kenne P. Bristol              --        --    81,082/68,805    $1,489,739/$598,712
----------------------------------------------------------------------------------
Richard A. Hojnicki           --        --     37,167/7,312    $   714,141/$83,900
----------------------------------------------------------------------------------
Howard A. Davis               --        --    18,750/15,000    $  226,438/$280,625
----------------------------------------------------------------------------------
Frederic G. Novy              --        --       183,669/--    $      1,790,475/--
----------------------------------------------------------------------------------

____________________________________
(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 1997, at which date the last sales price of the Common Stock, as quoted on the Nasdaq National Market, was $26.50.

    Retirement Plan. Until November 1997, Liberty Federal maintained the Pension Plan ("Retirement Plan"), for the benefit of certain employees of Liberty Federal (i.e., those persons who formerly had been employed by Hinsdale Federal Bank for Savings). In March 1997, Liberty Federal adopted resolutions terminating the Retirement Plan. Subsequent to the Retirement Plan's termination, no additional benefits were accrued by any participants. Liberty Federal requested and received a favorable determination letter on the termination of the Retirement Plan. In November 1997, the participants' accrued benefits were distributed and the trust was dissolved.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    Persons and groups owning in excess of 5% of Alliance Bancorp's Common Stock are required to file certain reports regarding such ownership with Alliance Bancorp and with the Securities and Exchange Commission ("SEC"), in accordance with the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth information regarding persons known to be beneficial owners of more than five percent of the Common Stock outstanding as of March 31, 1998.


                          AMOUNT AND NATURE
NAME AND ADDRESS OF         OF BENEFICIAL         PERCENT
TITLE OF CLASS            BENEFICIAL OWNERS      OWNERSHIP   OF CLASS
---------------------  -----------------------  -----------  ---------

Common stock           Investors of America,        434,690 (1)   5.4%
                       Limited Partnership
                       (formerly known as Dierberg
                       Four, L.P.)
                       39 Glen Eagles Drive
                       St. Louis, MO 63124

Common stock           Jeffrey L. Gendell (2)       533,360 (2)   6.6%
                       200 Park Avenue
                       Suite 3900
                       New York, NY 10166

----------------------
(1) Investors of America, Limited Partnership, is a Nevada limited partnership, the general partner of which is First Securities America, Inc., a Missouri corporation. James F. Dierberg is the controlling shareholder of First Securities America, Inc.
(2) According to an Amended Schedule 13D, dated as of September 9, 1997, filed by Mr. Gendell and certain related persons, Mr. Gendell beneficially owns 533,360 shares of Alliance Bancorp Common Stock, held in the name of Tontine Financial Partners, L.P., Tontine Management, L.L.C. and Tontine Oversees Associates, L.L.C.

    For information regarding the security ownership of management, reference is made to Item 10 of this Form 10K/A, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

    Liberty Federal does not make loans to its directors and executive officers except for overdraft lines of credit on checking accounts issued by Liberty Federal, which are made in the ordinary course of business, and on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ALLIANCE BANCORP
                                    -------------------------------------
                                               Registrant


                                    By:  /s/ Kenne P. Bristol
                                         --------------------------------
                                         Kenne P. Bristol
                                         President, Chief Executive
                                         Officer and Director