Form 10-Q
period 1998-03-31
ALLIANCE BANCORP
filed 1998-05-15
CIK 885638

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

                                   FORM 10-Q

(Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _________ to _________


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

   Common Stock, $0.01 par value -8,024,293 shares outstanding as of May 13,
1998.
================================================================================

                       ALLIANCE BANCORP AND SUBSIDIARIES

                                   FORM 10-Q

                                     Index
                                     -----

PART I.    FINANCIAL INFORMATION                                        Page
-------    ---------------------                                        ----
Item 1.    Financial Statements (unaudited)

           Consolidated Statements of Financial Condition
           as of March 31, 1998 and December 31, 1997                      1

           Consolidated Statements of Income for the Three
           Months Ended March 31, 1998 and 1997                            2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Three Months Ended March 31, 1998 and 1997              3

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1998 and 1997                      4

           Notes to Consolidated Financial Statements                      5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8


PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings                                              18

Item 2.    Changes in Securities                                          18

Item 3.    Defaults upon Senior Securities                                18

Item 4.    Submission of Matters to a Vote of Security Holders            18

Item 5.    Other Information                                              18

Item 6.    Exhibits and Reports on Form 8-K                               18

           Signature Page                                                 19

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                         March 31,      December 31,
(In thousands, except share data)                                                           1998            1997
--------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
Assets
Cash and due from banks                                                              $        10,507          10,839
Interest-bearing deposits                                                                      2,406          33,784
Investment securities available for sale, at fair value                                       85,720          91,475
Mortgage-backed securities available for sale, at fair value                                 409,896         213,957
Loans, net of allowance for losses of $5,409 at
 March 31, 1998 and $5,395 at December 31, 1997                                              965,161         957,897
Accrued interest receivable                                                                   10,589           8,353
Real estate                                                                                    2,153           2,510
Premises and equipment, net                                                                    8,417           7,729
Stock in Federal Home Loan Bank of Chicago, at cost                                           18,177          12,855
Other assets                                                                                  24,041          15,186
--------------------------------------------------------------------------------------------------------------------
                                                                                     $     1,537,067       1,354,585
====================================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                            $     1,020,204       1,022,614
 Borrowed funds                                                                              357,537         173,531
 Collateralized mortgage obligations                                                             771           1,065
 Advances by borrowers for taxes and insurance                                                10,903          11,675
 Accrued expenses and other liabilities                                                       15,582          14,762
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                       1,404,997       1,223,647
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
 Preferred stock, $.01 par value; authorized 1,500,000 shares; none outstanding                    -               -
 Common stock, $.01 par value; authorized 11,000,000 shares;
  8,176,734 shares issued and 8,024,293 outstanding at March 31, 1998
  8,176,234 shares issued and 8,022,147 outstanding at December 31, 1997                          82              82
 Additional paid-in capital                                                                   86,545          86,553
 Retained earnings, substantially restricted                                                  46,937          44,167
 Treasury stock, at cost; 152,441 shares at March 31, 1998 and
  154,087 at December 31, 1997                                                                (1,486)         (1,502)
 Accumulated other comprehensive income                                                           (8)          1,638
--------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                132,070         130,938
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------
                                                                                     $     1,537,067       1,354,585
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                                              Three Months Ended
                                                                                                   March 31,
(In thousands, except per share amounts)                                                      1998          1997
--------------------------------------------------------------------------------------------------------------------
                                                                                                 (unaudited)
Interest Income:
 Loans                                                                                  $       17,831        16,708
 Mortgage-backed securities                                                                      4,839         1,497
 Investment securities                                                                           1,947           473
 Interest-bearing deposits                                                                       1,020           137
 Commercial paper                                                                                    -            31
 Federal funds sold                                                                                  -            15
--------------------------------------------------------------------------------------------------------------------
  Total interest income                                                                         25,637        18,861
--------------------------------------------------------------------------------------------------------------------

Interest Expense:
 Deposits                                                                                       11,740         8,933
 Borrowed funds                                                                                  3,995         2,348
 Collateralized mortgage obligations                                                                23            60
--------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                                        15,758        11,341
--------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                            9,879         7,520
  Provision for loan losses                                                                        100             -
--------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                            9,779         7,520
--------------------------------------------------------------------------------------------------------------------

Noninterest Income:
 Gain (loss) on sales of loans and mortgage-backed securities                                      365          (396)
 Income from real estate operations                                                                454            59
 Servicing fee income                                                                               74           105
 ATM fee income                                                                                    461           291
 Other fees and commissions                                                                      4,191         2,619
 Other                                                                                              26            19
--------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                                       5,571         2,697
--------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
 Compensation and benefits                                                                       5,264         4,382
 Occupancy expense                                                                               1,206         1,045
 Federal deposit insurance premiums                                                                156           128
 Advertising expense                                                                               152           118
 ATM expense                                                                                       393           260
 Computer services                                                                                 280           363
 Other                                                                                           1,838         1,593
--------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                                      9,289         7,889
--------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                                     6,061         2,328
 Income tax expense                                                                              2,409           899
--------------------------------------------------------------------------------------------------------------------
  Net income                                                                            $        3,652         1,429
====================================================================================================================

 Basic earnings per share                                                               $         0.46          0.23
 Diluted earnings per share                                                             $         0.42          0.21
====================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         Common  Accumulated
                                                                        Additional                        Stock     Other
                                                  Comprehensive  Common   Paid-in  Retained Treasury  Purchased  Comprehensive
(In thousands, except share and per share amounts)    Income      Stock   Capital  Earnings  Stock     By ESOP     Income      Total
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1997
Balance at December 31, 1996                     $                  27     21,066   37,117   (1,284)      (428)        128   56,626
Comprehensive income:
 Net income                                               1,429      -          -    1,429        -          -           -    1,429
 Other comprehensive income, net of tax
  Change in unrealized gain (loss) on
  securities, net of reclassification
  adjustment                                               (861)     -          -        -        -          -        (861)    (861)
                                                 ---------------
Comprehensive income                                        568
Issuance of 3,930,405 shares for merger of
 Liberty Bancorp                                                    26     65,106        -        -       (556)          -   64,576
Cash dividends declared, $0.10 per share                             -          -     (534)       -          -           -     (534)
Purchase of treasury stock                                           -          -        -      (75)         -           -      (75)
Proceeds from exercise of stock options                              1        167        -        -          -           -      168
Principal payment on ESOP loan                                       -          -        -        -        984           -      984
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                        $                  54     86,339   38,012   (1,359)         -        (733) 122,313
===================================================================================================================================
Three Months Ended March 31, 1998
Balance at December 31, 1997                     $                  82     86,553   44,167   (1,502)         -       1,638  130,938
Comprehensive income:
 Net income                                               3,652      -          -    3,652        -          -           -    3,652
 Other comprehensive income, net of tax
  Change in unrealized gain (loss) on
  securities, net of reclassification
  adjustment                                     $       (1,646)     -          -        -        -          -      (1,646)  (1,646)
                                                 ---------------
Comprehensive income                                      2,006
Cash dividends declared, $0.11 per share                             -          -     (882)       -          -           -     (882)
Treasury stock distributed under employee
 benefit plan                                                        -        (17)       -       16          -           -       (1)
Proceeds from exercise of stock options                              -          7        -        -          -           -        7
Tax benefit from stock related compensation                          -          2        -        -          -           -        2
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                                           82     86,545   46,937   (1,486)         -          (8) 132,070
===================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Three Months Ended
                                                                                                      March 31,
(In thousands)                                                                                      1998       1997
--------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)
Cash Flows From Operating Activities:
 Net income                                                                                   $      3,652     1,429
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                                                       342       410
   Provision for loan losses                                                                           100         -
   Amortization of premiums, discounts, and deferred loan fees                                         172       307
   Additions to deferred fees                                                                          173       (32)
   Amortization of collateralized mortgage obligations discount                                          7        17
   Originations of loans held for sale                                                            (203,107)  (95,680)
   Sale of loans originated for resale                                                             169,949   100,984
   (Gain) loss on sales of loans and mortgage-backed securities                                       (365)      396
   (Increase) decrease in Stock in Federal Home Loan Bank of Chicago                                (5,322)        -
   (Increase) decrease  in accrued interest receivable                                              (2,236)      312
   (Increase) decrease in other assets                                                              (7,388)    3,717
   Increase (decrease) in accrued expenses and other liabilities                                       823    (4,628)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                (43,200)    7,232
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
 Proceeds from sale of loans                                                                         1,234         -
 Sale of mortgage-backed securities available for sale                                              51,046         -
 Maturities of investment securities available for sale                                             15,500     4,500
 Loans originated or purchased for investment                                                      (51,111)  (27,621)
 Purchases of:
  Mortgage-backed securities available for sale                                                   (265,707)   (8,041)
  Investment securities available for sale                                                          (9,747)   (3,613)
  Premises and equipment                                                                            (1,030)     (574)
 Net assets acquired through merger, net of cash acquired                                                -    16,417
 Principal collected on loans                                                                       74,777    39,936
 Principal collected on mortgage-backed securities                                                  16,653     3,871
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                               (168,385)   24,875
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
 Net increase (decrease) in deposits                                                                (2,177)   26,008
 Proceeds from borrowed funds                                                                      209,000    40,000
 Repayment of borrowed funds                                                                       (25,000)  (96,484)
 Repayment of collateralized mortgage obligations                                                     (301)     (270)
 Net increase (decrease) in advance payments by borrowers for taxes and insurance                     (772)     (793)
 Cash dividends paid                                                                                  (882)     (534)
 Decrease in ESOP loan                                                                                   -       984
 Proceeds from exercise of stock options                                                                 7       168
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                179,875   (30,921)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                               (31,710)    1,186
Cash and cash equivalents at beginning of period                                                    44,623    27,241
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $     12,913    28,427
====================================================================================================================

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                                                    $     15,144    10,909
  Income taxes                                                                                       2,225       720

Supplemental Disclosures of Noncash Activities:
 Loans exchanged for mortgage-backed securities                                               $      1,507     2,786
 Additions to real estate acquired in settlement of loans                                     $        497         -
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months Ended March 31, 1998 and 1997

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

  The unaudited consolidated financial statements include the accounts of Alliance Bancorp ("the Company"), its wholly-owned subsidiaries: Liberty Lincoln Service Corporation II, Liberty Wexford LLC and Liberty Federal Bank ("the Bank"), and the Bank's wholly-owned subsidiaries: Preferred Mortgage Associates, Ltd. ("Preferred"), Liberty Financial Services, Inc., Liberty Lincoln Service Corporation and NASCOR II Corporation. All material intercompany balances and transactions have been eliminated.

(2)  Comprehensive Income

  In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 130, "Reporting Comprehensive Income." The Company adopted this statement effective January 1, 1998. The following table sets forth the required disclosures of the reclassification amounts as presented on the statement of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated:

                                                                            Before           Tax             Net
                                                                             Tax          (Expense)         of Tax
(In thousands)                                                              Amount        or Benefit        Amount
---------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1997
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
   the period                                                         $        (1,304)            443            (861)
Less: reclassification adjustment for gain (loss) included in
   net income                                                                       -               -               -
---------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                              $        (1,304)            443            (861)
---------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31, 1998
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
   the period                                                         $        (2,819)            977          (1,842)
Less: reclassification adjustment for gain (loss) included in
   net income                                                                     326            (130)            196
---------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                              $        (2,493)            847          (1,646)
---------------------------------------------------------------------------------------------------------------------

(3)  Earnings per Share

  In 1997, FASB issued SFAS No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for the quarter ended March 31, 1997 have been restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                             --------------------------------------
(In thousands, except share data)                                                    1998               1997
-------------------------------------------------------------------------------------------------------------------
Numerator:
  Net income                                                                 $             3,652              1,429
Denominator:
  Basic earnings per share-weighted average shares                                     8,023,386          6,207,150
  Effect of dilutive securities-stock options                                            634,871            509,212
  Diluted earnings per share-adjusted weighted average shares                          8,658,257          6,716,362
Basic earnings per share                                                     $              0.46               0.23
Diluted earnings per share                                                   $              0.42               0.21

(4)  Commitments and Contingencies

  At March 31, 1998, the Company had outstanding commitments to originate and purchase loans of $82.0 million. Unused equity lines of credit available to customers were $85.3 million at March 31, 1998.

  The Bank has a credit enhancement agreement with a local municipality to guarantee the repayment of an aggregate of $2.0 million on municipal revenue bonds ( the "Bonds"), which are secured by first mortgages on an apartment building project. To secure the guarantee of the Bonds, the Bank has pledged mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"). The Bank's obligations on these Bonds expire in the year 1998 or the dates the Bonds are repaid, if earlier. In the event of default on the Bonds, the Bank's maximum liability would be its pro rata amount of the credit guaranty and if the Bank does not act to meet its agreed upon obligations, the collateral pledged as security for the Bank's guarantee may be liquidated and the proceeds used to repay the defaulted Bonds. The Bank's position in such case would be secured by a first mortgage lien on the underlying apartment properties and a lien against all income derived therefrom.

(5)  Proposed Merger

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

  Under the Agreement, and subject to certain qualifications, the Exchange Ratio will be as follows: (i) if the Alliance Bancorp Market Value (as defined in the Agreement) is less than or equal to $30.475 and greater than or equal to $22.525, then 1.1981 shares of Alliance Bancorp Common Stock; (ii) if the Alliance Bancorp Market Value is greater than $30.475 and less than or equal to $35.00, then that number of shares of Alliance Bancorp Common Stock, determined by dividing $36.5125 by the Alliance Bancorp Market Value; (iii) if the Alliance Bancorp Market Value is greater than $35.00, then 1.0432 shares of Alliance Bancorp Common Stock; and (iv) if the Alliance Bancorp Market Value is less than $22.525, then that number of shares of Alliance Bancorp Common Stock, determined by dividing $26.9875 by the Alliance Bancorp Market Value. Alliance Bancorp has the right to terminate the Agreement if the Alliance Bancorp Market Value is less than $19.875, unless Southwest provides notice pursuant to the Agreement that it wants to proceed with the Merger, in which event the Exchange Ratio will be 1.3579. Southwest Bancshares, Inc. has approximately $393 million in assets, $307 million in deposits, and $46 million in stockholders' equity.

  Consummation of the Merger is subject to certain conditions, including the approval of stockholders of each of Alliance Bancorp and of Southwest, and the receipt of all required regulatory approvals. The Merger is expected to be accounted for using the pooling-of-interests method. It is expected that the Merger will be completed prior to June 30, 1998.

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

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 10.34% for the quarter ended March 31, 1998.

  The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1998, cash and cash equivalents totaled $12.9 million.

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

  The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, utilized $43.2 million for the three months ended March 31, 1998. Net cash related to investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed and investment securities, offset by principal collections on loans and mortgage-backed securities, utilized $168.4 million for the three months ended March 31, 1998. Net cash provided by financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds and the repayment of collateralized mortgage obligations, totaled $179.9 million for the three months ended March 31, 1998.

  In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company will engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through the Federal National Mortgage Association ("FNMA") are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At March 31, 1998 the Company had no forward commitments to sell FNMA mortgage-backed securities.

  The Bank's tangible capital ratio at March 31, 1998 was 7.39%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $90.9 million. The Bank's leverage capital ratio at March 31, 1998 was 7.39%. This exceeded the leverage capital requirement of 3.0% of adjusted assets by $67.8 million. The Bank's risk-based capital ratio was 15.51% at March 31, 1998. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $57.3 million.

CHANGES IN FINANCIAL CONDITION

  The Company had total assets of $1.5 billion at March 31, 1998, an increase of $182 million, or 13.5%, from December 31, 1997. Mortgage-backed and investment securities increased $190 million offset by a corresponding increase in FHLB borrowings of $184 million. One of the Bank's business strategies is to leverage its capital with increased securities investments, funded by FHLB borrowings.

  Loans totaled $965.2 million at March 31, 1998, an increase of $7.3 million. Loan originations were $254.2 million for the three months ended March 31, 1998, offset by loan sales of $171.2 million and principal repayments of $74.8 million.

  Deposits totaled $1.0 billion at March 31, 1998, a decrease of $2 million. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas.

  Stockholders' equity totaled $132.1 million at March 31, 1998, an increase of $1.1 million. At March 31, 1998, the number of common shares outstanding was 8,024,293 and the book value per common share outstanding was $16.46 per share. On March 19, 1998, the Company declared a $0.11 per share cash dividend payable April 20, 1998 to shareholders of record on March 31, 1998.

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

RECENT AND PROPOSED CHANGES IN ACCOUNTING RULES

  In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. It is not expected that adoption of this statement will have a material impact on the consolidated financial statements.

ASSET QUALITY
NON-PERFORMING ASSETS

  The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at March 31, 1998 nor during the quarter ended March 31, 1998, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.

                                                                   Quarter Ended
                                         ----------------------------------------------------------------
                                           March 31,     December 31,  September 30,  June 30,  March 31,
(Dollars in thousands)                        1998           1997          1997         1997      1997
---------------------------------------------------------------------------------------------------------
Non-accrual mortgage loans
 90 days or more past due               $      2,481            2,905          2,218     1,601      1,761
Non-accrual commercial loans
 90 days or more past due                         79                8              -         -          -
Non-accrual consumer loans
 90 days or more past due                        104              109             39        26          -
                                         ----------------------------------------------------------------
Total non-performing loans                     2,664            3,022          2,257     1,627      1,761
Total foreclosed real estate                     792              634            687       496        553
                                         ----------------------------------------------------------------
Total non-performing assets             $      3,456            3,656          2,944     2,123      2,314
                                         ----------------------------------------------------------------
Total non-performing loans
 to total loans                                 0.27%            0.31           0.23      0.16       0.16

Total non-performing assets
 to total assets                                0.22%            0.27           0.21      0.15       0.18

CLASSIFICATION OF ASSETS

  The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

  As of March 31, 1998 the Company had total classified assets of $928,000, of which $792,000 were classified "substandard" and $136,000 were classified as "doubtful." The assets so classified consisted of single family residential loans and foreclosed single family residential loans (real estate owned).

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

INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                                             At March 31, 1998
                                                      --------------------------------------------------------------
                                                                       More Than    More Than
                                                         1 Year         1 Year       3 Years    More Than
(Dollars in thousands)                                   Or Less      To 3 Years   To 5 Years    5 Years     Total
--------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                                    $  384,320         238,429       89,786     125,345    837,880
Equity lines of credit (1)                                82,824               -            -           -     82,824
Consumer loans and leases (1)                              9,908          23,297        9,961       4,036     47,202
Mortgage-backed securities (2)                           153,610          56,594       41,222     159,124    410,550
Interest-bearing deposits                                  2,406               -            -           -      2,406
Investment securities (2)                                 92,329           3,703        4,697       2,526    103,255
--------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                           725,397         322,023      145,666     291,031  1,484,117

Interest-Bearing Liabilities:
Regular savings accounts                                  22,323          33,906       22,104      52,978    131,311
NOW interest-bearing accounts                             18,425          16,865        4,513       9,993     49,796
Money market accounts                                     58,878           8,200        3,904       3,547     74,529
Certificate accounts                                     545,464         147,589       24,281         213    717,547
Borrowed funds                                           194,237          50,800       62,500      50,000    357,537
Collateralized mortgage obligations                          771               -            -           -        771
--------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                      840,098         257,360      117,302     116,731  1,331,491
--------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                              $ (114,701)         64,663       28,364     174,300    152,626
====================================================================================================================
Cumulative interest sensitivity gap                   $ (114,701)        (50,038)     (21,674)    152,626
====================================================================================================================
Cumulative interest sensitivity gap as a
 percentage of total assets                                (7.46)  %       (3.26)       (1.41)       9.93
Cumulative net interest-earning assets as a
 percentage of interest-bearing liabilities                86.35%          95.44        98.22      111.46
--------------------------------------------------------------------------------------------------------------------

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

  As its primary interest rate risk planning tool, the Bank utilizes a market value model. The model measures the Bank's interest rate risk by approximating the Bank's net portfolio value ("NPV"), which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under a range of interest rate scenarios, which range from a 400 basis point increase to a 400 basis point decrease in market interest rates (measured in 100 basis point increments). The assumptions used in this model should not be relied upon as indicative of actual results due to the inherent shortcomings of the NPV analysis. These shortcomings include (i) the possibility that actual market conditions could vary from the assumptions used in the computation of NPV, (ii) certain assets, including adjustable-rate loans, have features which affect the potential repricing of such instruments, which may vary from the assumptions used, and (iii) the likelihood that as interest rates are changing, management would more likely be changing strategies to limit the indicated changes in NPV as part of its management process.

  The following tables set forth for comparison purposes the Bank's projected change in NPV for the various rate shocks as of March 31, 1998 and December 31, 1997:

                                                       March 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
       Change in                                                                                     NPV as % of Economic
    Interest Rates                              Net Portfolio Value                                     Value of Assets
                              -----------------------------------------------------------       -----------------------------------
    In Basis Points                                         $             %                           NPV                 % (1)
     (Rate Shock)                  Amount                Change         Change                       Ratio               Change
-----------------------       -----------------------------------------------------------       -----------------------------------
                                                         (Dollars in thousands)
         400                      $ 81,811               $ (61,426)       (43)   %                    5.29   %            (3.97)   %
         300                       102,749                 (40,488)       (28)                        6.64                (2.62)
         200                       124,160                 (19,077)       (13)                        8.03                (1.23)
         100                       134,145                  (9,092)        (6)                        8.67                (0.59)
       Static                      143,237                                                            9.26
        (100)                      130,732                 (12,505)        (9)                        8.45                (0.81)
        (200)                      111,390                 (31,847)       (22)                        7.20                (2.06)
        (300)                       94,887                 (48,350)       (34)                        6.13                (3.13)
        (400)                       76,787                 (66,450)       (46)                        4.96                (4.30)

                                                      December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
       Change in                                                                                     NPV as % of Economic
    Interest Rates                              Net Portfolio Value                                     Value of Assets
                              -----------------------------------------------------------       -----------------------------------
    In Basis Points                                         $             %                           NPV                 % (1)
     (Rate Shock)                  Amount                Change         Change                       Ratio               Change
-----------------------       -----------------------------------------------------------       -----------------------------------
                                                         (Dollars in thousands)
         400                   $  84,512                   $ (54,286)        (39)  %                 6.21%               (3.99)  %
         300                     102,298                     (36,500)        (26)                    7.52                (2.68)
         200                     120,083                     (18,715)        (13)                    8.82                (1.38)
         100                     129,441                     (9,357)          (7)                    9.51                (0.69)
       Static                    138,798                                                            10.20
        (100)                    136,184                     (2,614)          (2)                   10.00                (0.20)
        (200)                    133,569                     (5,229)          (4)                    9.81                (0.39)
        (300)                    134,762                     (4,036)          (3)                    9.90                (0.30)
        (400)                    135,954                     (2,844)          (2)                    9.99                (0.21)

(1) Based on the economic value of the Bank's assets assuming no change in interest rates.

  As shown by the tables above, an increase or decrease in interest rates results in net decreases in the Bank's NPV. At the current level of interest rates, it is assumed that assets reprice prior to the contractual maturity date, while liabilities reprice at contractual maturity. In the current quarter, the Bank increased its use of callable Federal Home Loan Bank borrowings, which can be called away from the Bank if rates rise, thus are valued to the call date.
As interest rates decline, the callable borrowings are valued to maturity, which can significantly extend the term, thus resulting in a negative affect on NPV. The comparison of March 31, 1998 to December 31, 1997 NPV amounts indicate a significant decline in value under each interest rate scenario due to the foregoing. Because a 200 basis point decrease in interest rates would cause more than a 2% decrease in the ratio of NPV to the economic value of the Bank's assets, the Bank is considered by the OTS to have "above normal" interest rate risk. The result of being characterized as having "above normal" interest rate risk is that, upon effectiveness of the interest rate risk component of the OTS' risk-based capital requirements, the Bank would be required to hold additional capital.

  The Bank's target limits are established as percentages of capital, which are subsequently translated to percentages of static NPV. At March 31, 1998 and December 31, 1997, respectively, the Bank's Board of Directors had adopted interest rate risk target limits which established maximum potential changes in the Bank's NPV of 21%, 42%, 62%, and 70%; and of 22%, 43%, 65%, and 73% in the
event of 1%, 2%, 3% and 4% immediate and sustained increase or decrease in market interest rates, respectively. As indicated in the table above, at March 31, 1998, and December 31, 1997, the Bank was within such Board-approved limits.

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

                                                                    Three Months Ended March 31,
                                             ---------------------------------------------------------------------------
                                                             1998                                    1997
                                             ---------------------------------------------------------------------------
                                                                       Average                                Average
                                                Average                Yield/          Average                Yield/
(Dollars in thousands)                          Balance    Interest     Cost           Balance     Interest    Cost
------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net                          $    827,084  $  15,327      7.41%   $    828,125  $    14,946      7.22%
Equity lines of credit                             84,868      1,652      7.89          64,121        1,230      7.78
Consumer loans and leases                          42,522        852      8.02          26,508          532      8.03
Mortgage-backed securities                        279,661      4,839      6.92          87,657        1,497      6.83
Interest-bearing deposits                          77,975      1,020      5.23           9,438          137      5.81
Federal funds sold                                      -          -         -           1,069           15      5.61
Commercial paper                                        -          -         -           2,183           31      5.68
Investment securities                             105,185      1,947      7.42          27,396          473      6.95
------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   1,417,295     25,637      7.24       1,046,497       18,861      7.22
Noninterest-earning assets                         49,599                               47,478
------------------------------------------------------------------------------------------------------------------------
Total assets                                 $  1,466,894                         $  1,093,975
========================================================================================================================

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                             $    852,766  $  11,061      5.26%   $    653,811  $     8,194      5.08%
NOW noninterest-bearing accounts                   44,454          -         -          40,469            -         -
NOW interest-bearing accounts                      51,657         78      0.61          39,811          148      1.51
Money market accounts                              74,804        601      3.26          76,493          591      3.13
------------------------------------------------------------------------------------------------------------------------
Total deposits                                  1,023,681     11,740      4.65         810,584        8,933      4.47
Funds borrowed:
Borrowed funds                                    281,851      3,995      5.67         156,402        2,348      6.01
Collateralized mortgage obligations                   768         23     11.98           1,984           60     12.10
------------------------------------------------------------------------------------------------------------------------
Total funds borrowed                              282,619      4,018      5.69         158,386        2,408      6.08
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              1,306,300     15,758      4.88         968,970       11,341      4.73
Other liabilities                                  28,551                               25,350
------------------------------------------------------------------------------------------------------------------------
Total liabilities                               1,334,851                              994,320
Stockholders' equity                              132,043                               99,655
------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                      $  1,466,894                         $  1,093,975
========================================================================================================================
Net interest income/
   interest rate spread                                    $   9,879      2.36%                 $     7,520      2.49%
========================================================================================================================
Net interest-earning assets/
   net interest margin                       $    110,995                 2.79%   $     77,527                   2.87%
========================================================================================================================
Interest-earning assets to
   interest-bearing liabilities                      1.08 X                               1.08 X
========================================================================================================================

                                                           At March 31,
                                                               1998
                                                    ------------------------
                                                        Average      Yield/
(Dollars in thousands)                                  Balance       Cost
----------------------------------------------------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net                                  $    834,901       7.56%
Equity lines of credit                                     82,866       8.15
Consumer loans and leases                                  47,394       8.03
Mortgage-backed securities                                409,896       6.90
Interest-bearing deposits                                   2,406       5.93
Federal funds sold                                              -          -
Commercial paper                                                -          -
Investment securities                                     103,897       7.42
----------------------------------------------------------------------------
Total interest-earning assets                           1,481,360       7.41
Noninterest-earning assets                                 55,707
----------------------------------------------------------------------------
Total assets                                           1,537,067
============================================================================

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                                     $    848,858       5.44%
NOW noninterest-bearing accounts                           47,021          -
NOW interest-bearing accounts                              49,796       0.49
Money market accounts                                      74,529       3.32
----------------------------------------------------------------------------
Total deposits                                          1,020,204       4.79
Funds borrowed:
Borrowed funds                                            357,537       5.60
Collateralized mortgage obligations                           771      11.97
----------------------------------------------------------------------------
Total funds borrowed                                      358,308       5.61
----------------------------------------------------------------------------
Total interest-bearing liabilities                      1,378,512       5.01
Other liabilities                                          26,485
----------------------------------------------------------------------------
Total liabilities                                       1,404,997
Stockholders' equity                                      132,070
----------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                              $  1,537,067
============================================================================
Net interest income/
   interest rate spread                                                 2.40%
===============================                                  ===========
Net interest-earning assets/
   net interest margin
===============================
Interest-earning assets to
   interest-bearing liabilities
===============================

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


                                                                              Three Months Ended March 31, 1998
                                                                                         Compared To
                                                                              Three Months Ended March 31, 1997
                                                                    ---------------------------------------------------
                                                                                     Increase (Decrease)
                                                                                    In Net Interest Income
                                                                                            Due To
                                                                    ---------------------------------------------------

(In thousands)                                                           Volume              Rate               Net
-----------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net                                                 $         (19)               400                381
Equity lines of credit                                                        404                 18                422
Consumer loans and leases                                                     321                 (1)               320
Mortgage-backed securities                                                  3,322                 20              3,342
Interest-bearing deposits                                                     898                (15)               883
Federal funds sold                                                            (15)                 -                (15)
Commercial paper                                                              (31)                 -                (31)
Investment securities                                                       1,440                 34              1,474
-----------------------------------------------------------------------------------------------------------------------
 Total                                                                      6,320                456              6,776
-----------------------------------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                                                    2,434                373              2,807
Funds borrowed                                                              1,751               (141)             1,610
-----------------------------------------------------------------------------------------------------------------------
 Total                                                                      4,185                232              4,417
-----------------------------------------------------------------------------------------------------------------------
Net change in net interest income                                   $       2,135                224              2,359
=======================================================================================================================

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 1998 AND MARCH 31, 1997

GENERAL

  Net income totaled $3,652,000, or $0.42 per diluted share for the three months ended March 31, 1998, as compared to $1,429,000, or $0.21 per diluted share reported for the quarter ended March 31, 1997. The operating results for the three months ended March 31, 1997 included the combined entities from the date of merger (February 10, 1997). Net interest income for the three months ended March 31, 1998 was $9.9 million, an increase of $2.4 million, or 31.4%, from the March 31, 1997 quarter of $7.5 million.

INTEREST INCOME

  Interest income for the quarter ended March 31, 1998 totaled $25.6 million, an increase of $6.8 million, or 35.9%, from the prior year's quarter. Interest income on mortgage loans increased $381,000, or 2.5%, to $15.3 million from the March 1997 quarter. The average balance of the mortgage portfolio decreased $1.0 million. The annualized average yield on the mortgage loan portfolio increased to 7.41% for the three months ended March 31, 1998 from 7.22% for the 1997 period. The Bank's mortgage loan portfolio is being affected by the current market conditions for refinancing single family residences. The portfolio of single family residential mortgages decreased $165 million from March 31, 1997, however, an increase in multifamily residential mortgages has had an effect of increasing the yield on the portfolio. The overall loan portfolio increased $7.3 million from December 31, 1997.

Interest income on equity lines of credit increased $422,000, or 34.3%, to $1.7 million from the prior year's quarter, primarily as a result of the Bank's promotion of this product. The average balance of equity lines of credit increased $20.7 million, or 32.4%, to $84.9 million from $64.1 million from the March 1997 quarter. Interest income on consumer loans and leases increased $320,000 to $852,000 for the three months ended March 31, 1998. The average balance of the consumer loans and leases increased $16.0 million from the 1997 period, primarily as a result of the merger. Interest income on mortgage-backed securities for the three months ended March 31, 1998 increased $3.3 million to $4.8 million and the average balance of the mortgage-backed securities portfolio increased $192.0 million from the March 1997 period. Interest income on investment securities for the three months ended March 31, 1998 increased $1.5 million to $1.9 million and the average balance of the investment securities portfolio increased $77.8 million from the March 1997 period. The increases in both interest income and the average balances of the securities portfolios are due to the merger and primarily the result of the Bank's strategy to increase income and leverage capital through additional purchases of investments and mortgage-backed securities funded by Federal Home Loan Bank borrowings. Purchases of mortgage-backed and investment securities for the three months ended March 31, 1998 totaled $275 million.

INTEREST EXPENSE

  Interest expense on deposit accounts increased $2.8 million, or 31.4%, to $11.7 million, for the quarter ended March 31, 1998 compared to the prior year's quarter. The annualized average cost of deposits for the three months ended March 31, 1998 was 4.65%, an increase from the annualized average cost of 4.47% for the March 1997 period. The average deposit base increased $213.1 million to $1.0 billion during the 1998 period, primarily as a result of the merger. For the quarter ended March 31, 1998, the Company recorded interest expense on borrowed funds of $4.0 million on an average balance of $281.9 million at an annualized cost of 5.67% primarily related to FHLB borrowings. Additional net proceeds from FHLB borrowings for the three months ended March 31, 1998 totaled $184 million. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.2 million, or 61.3%, to $768,000 for the three months ended March 31, 1998 compared to the 1997 period, due to payments and prepayments of the mortgage-backed securities held as collateral for the bonds. The interest expense on the CMO bonds for the 1998 period decreased $37,000 to $23,000 compared to the three months ended March 31, 1997. The annualized average cost on the CMO bonds decreased to 11.98% for the 1998 quarter from 12.10% for the three months ended March 31, 1997, due to adjustments to the discount on the bonds for changes in the estimated average maturities of the collateral.

NET INTEREST INCOME

  Net interest income for the three months ended March 31, 1998 increased $2.4 million or 31.4%, to $9.9 million from the 1997 period. The annualized average yield on interest-earning assets increased from 7.22% to 7.24% when comparing the 1997 and 1998 quarters. The annualized average cost of interest-bearing liabilities increased from 4.73% to 4.88%. This resulted in an annualized average net interest rate spread of 2.36% for the three-month period ended March 31, 1998 compared to 2.49% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the quarter ended March 31, 1998 compared to the 1997 quarter.

PROVISION FOR LOAN LOSSES

  Based on management's evaluation of the loan portfolio, a provision of $100,000 for loan losses was recorded during the quarter ended March 31, 1998. The amount of non-performing loans at March 31, 1998, was $2.7 million, or 0.27% of total loans, compared to $1.8 million or 0.16% of total loans at March 31, 1997.

NONINTEREST INCOME

  Total noninterest income for the three months ended March 31, 1998 was $5.6 million, an increase of $2.9 million from the 1997 period. The current quarter included a gain of $326,000 on the sale of $51 million of mortgage-backed securities compared to a loss of $396,000 on the sale of $59 million in adjustable-rate mortgage loans recorded for the 1997 quarter. The sales for both the mortgage-backed securities and the loans and subsequent reinvestment of the proceeds was completed to enhance the Bank's asset and liability mix. Other fees and commissions increased $1.6 million, primarily due to loan origination fees contributed by Preferred. Income from real estate operations for the three months ended March 31, 1998 included income of $474,000 related to the termination of a real estate venture.

NONINTEREST EXPENSE

  Noninterest expense for the quarter ended March 31, 1998 totaled $9.3 million, an increase of $1.4 million, or 17.7% from the prior year's quarter. This increase is primarily related to the increase in loan originations and the related cost from the operations of Preferred and to the combination of the operations of the merged companies. The year ago quarter included $553,000 in non-recurring merger related expenses.

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

Item 5.  Other Information

                Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibit No. 11  Statement re: Computation of Per Share Earnings

                                                                     Quarter Ended
                                                                    March 31, 1998
                                                                ---------------------
Net income                                                      $           3,652,000
                                                                ---------------------

Basic earnings per share-weighted average shares                            8,023,386

Effect of dilutive securities-stock options                                   634,871
                                                                ---------------------

Diluted earnings per share-adjusted weighted average shares                 8,658,257
                                                                ---------------------

Basic earnings per share                                        $                0.46
                                                                ---------------------

Diluted earnings per share                                      $                0.42
                                                                ---------------------

        (b) Reports on Form 8-K.

        none.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Alliance Bancorp


Dated:     May 13,1998                    /s/    Kenne P. Bristol
           -----------                           -----------------------------
                                                 Kenne P. Bristol
                                                 President and
                                                 Chief Executive Officer

Dated:     May 13, 1998                   /s/    Richard A. Hojnicki
           ------------                          -----------------------------
                                                 Richard A. Hojnicki
                                                 Executive Vice President and
                                                 Chief Financial Officer