Form 10-Q
period 1998-06-30
ALLIANCE BANCORP
filed 1998-08-12
CIK 885638

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

YES     X   NO______
     ------

   Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

   Common Stock, $0.01 par value -11,434,437 shares outstanding as of August 7, 1998.

===============================================================================

                       ALLIANCE BANCORP AND SUBSIDIARIES
                                   FORM 10-Q

                                     Index
                                     -----

PART I.                          FINANCIAL INFORMATION                        PAGE
------                           ---------------------                        ----
Item 1.     Financial Statements (unaudited)

            Consolidated Statements of Financial Condition
            as of June 30, 1998 and December 31, 1997                            1

            Consolidated Statements of Income for the Three
            and Six Months Ended June 30, 1998 and 1997                          2

            Consolidated Statements of Changes in Stockholders' Equity
            for the Six Months Ended June 30, 1998 and 1997                      3

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and 1997                              4

            Notes to Consolidated Financial Statements                           5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
            See "Management's Discussion and Analysis of Financial Condition
            and Results of Operations," "Asset/Liability Management"            13

PART II.    OTHER INFORMATION
-------     -----------------

Item 1.     Legal Proceedings                                                   18

Item 2.     Changes in Securities and Use of Proceeds                           18

Item 3.     Defaults upon Senior Securities                                     18

Item 4.     Submission of Matters to a Vote of Security Holders                 19

Item 5.     Other Information                                                   20

Item 6.     Exhibits and Reports on Form 8-K                                    20

            Signature Page                                                      21

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                           June 30,      December 31,
(In thousands, except share data)                                                            1998            1997
--------------------------------------------------------------------------------------------------------------------
                                                                                                  (unaudited)
Assets
Cash and due from banks                                                               $       17,817          18,238
Interest-bearing deposits                                                                     15,362          40,275
Investment securities available for sale, at fair value                                      124,509         133,447
Mortgage-backed securities available for sale, at fair value                                 498,189         234,869
Loans, net of allowance for losses of $6,259 at
 June 30, 1998 and $6,170 at December 31, 1997                                             1,319,141       1,228,489
Accrued interest receivable                                                                   13,166          10,543
Real estate                                                                                    9,390          10,125
Premises and equipment, net                                                                   11,487          10,635
Stock in Federal Home Loan Bank of Chicago, at cost                                           25,391          15,589
Other assets                                                                                  33,745          20,615
--------------------------------------------------------------------------------------------------------------------
                                                                                      $    2,068,197       1,722,825
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                             $    1,317,992       1,305,667
 Borrowed funds                                                                              524,179         207,381
 Collateralized mortgage obligations                                                             540           1,065
 Advances by borrowers for taxes and insurance                                                14,499          14,359
 Accrued expenses and other liabilities                                                       30,352          19,427
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                      1,887,562       1,547,899
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
 Preferred stock, $.01 par value; authorized 1,500,000 shares; none outstanding                    -               -
 Common stock, $.01 par value; authorized 21,000,000 shares;
   11,588,576 shares issued and 11,434,554 outstanding at June 30, 1998
   11,428,662 shares issued and 11,272,994 outstanding at December 31, 1997                      116             114
 Additional paid-in capital                                                                  106,799         104,177
 Retained earnings, substantially restricted                                                  74,563          70,852
 Treasury stock, at cost; 154,022 shares at June 30, 1998 and
   155,668 at December 31, 1997                                                               (1,511)         (1,527)
 Common stock purchased by Employee Stock Ownership Plan                                           -            (320)
 Accumulated other comprehensive income                                                          668           1,630
--------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                               180,635         174,926
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------
                                                                                      $    2,068,197       1,722,825
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
(In thousands, except per share amounts)                        1998          1997                1998          1997
------------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
Interest Income:
  Loans                                                   $       23,776        24,257              47,293        46,615
  Mortgage-backed securities                                       7,391         3,643              12,568         5,675
  Investment securities                                            2,621         2,085               5,154         3,335
  Interest-bearing deposits                                          566           354               2,011           584
  Commercial paper                                                     -             6                   -            37
  Federal funds sold                                                   -             -                   -            15
------------------------------------------------------------------------------------------------------------------------
   Total interest income                                          34,354        30,345              67,026        56,261
------------------------------------------------------------------------------------------------------------------------

Interest Expense:
  Deposits                                                        15,168        14,882              30,339        27,013
  Borrowed funds                                                   6,131         3,513              10,690         6,675
  Collateralized mortgage obligations                                 15            51                  38           111
------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                         21,314        18,446              41,067        33,799
------------------------------------------------------------------------------------------------------------------------
   Net interest income                                            13,040        11,899              25,959        22,462
   Provision for loan losses                                          56             6                 162            12
------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan                   12,984        11,893              25,797        22,450
    losses
------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
  Gain (loss) on sales of loans and
   mortgage-backed securities available for sale                     113            82                 478          (328)
  Gain on sales of investment securities available
   for sale                                                            -            78                 178           107
  Income from real estate operations                                 206           105                 901           262
  Servicing fee income                                                78           109                 152           214
  ATM fee income                                                     507           529                 968           820
  Other fees and commissions                                       3,793         3,544               8,060         6,255
  Other                                                              153           118                 289           214
------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                        4,850         4,565              11,026         7,544
------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
  Compensation and benefits                                        8,420         6,003              14,647        11,472
  Occupancy expense                                                1,556         1,368               3,062         2,716
  Federal deposit insurance premiums                                 203           206                 404           379
  Advertising expense                                                299           459                 479           603
  ATM expense                                                        443           354                 836           614
  Computer services                                                  594           396               1,005           836
  Other                                                            3,196         1,821               5,373         3,678
------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                      14,711        10,607              25,806        20,298
------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                      3,123         5,851              11,017         9,696
  Income tax expense                                               1,382         2,204               4,439         3,624
------------------------------------------------------------------------------------------------------------------------
   Net income                                             $        1,741         3,647               6,578         6,072
------------------------------------------------------------------------------------------------------------------------

  Basic earnings per share                                $         0.15          0.33                0.58          0.59
  Diluted earnings per share                              $         0.14          0.31                0.55          0.56
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                              Additional
                                                                 Comprehensive        Common     Paid-in    Retained    Treasury
(In thousands, except share and per share amounts)                      Income         Stock     Capital    Earnings       Stock
--------------------------------------------------------------------------------------------------------------------------------
                                                                                             (unaudited)
Six Months Ended June 30, 1997
Balance at December 31, 1996                                      $                       60      37,771     61,733      (1,310)
Comprehensive income:
  Net income                                                               6,072           -          -       6,072           -
  Other comprehensive income, net of tax
      Change in unrealized gain (loss) on
      securities, net of reclassification
      adjustment                                                             362           -          -           -           -
                                                                    ----------------
Comprehensive income                                                       6,434
Issuance of 3,930,405 shares for merger of
  Liberty Bancorp                                                                         26     65,106           -           -
Cash dividends declared, $0.5825 per share                                                 -          -      (2,405)          -
Purchase of treasury stock                                                                 -         (8)          -        (217)
Proceeds from exercise of stock options                                                    -        407           -           -
Tax benefit from stock related                                                             -        148           -           -
compensation
Principal payment on ESOP loan                                                             -          -           -           -
Amortization of award of RRP stock                                                         -          -           -           -
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                          $                       86    103,424      65,400      (1,527)
--------------------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 1998
Balance at December 31, 1997                                      $                      114    104,177      70,852      (1,527)
Comprehensive income:
  Net income                                                               6,578           -          -       6,578           -
  Other comprehensive income, net of tax
      Change in unrealized gain (loss) on
      securities, net of reclassification
      adjustment                                                            (962)          -          -           -           -
                                                                    ----------------
Comprehensive income                                                       5,616
Cash dividends declared, $0.56 per share                                                   -          -      (2,867)          -
Treasury stock distributed under employee
  benefit plan                                                                             -        (17)          -          16
Issuance of stock (71,866 shares)                                                          1      1,499           -           -
Proceeds from exercise of stock options                                                    1        495           -           -
Tax benefit from stock related compensation                                                -        645           -           -
Principal payment on ESOP loan                                                             -          -           -           -
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                          $                      116    106,799      74,563      (1,511)
--------------------------------------------------------------------------------------------------------------------------------
                                                               Common      Common      Accumulated
                                                                Stock       Stock            Other
                                                            Purchased   Purchased    Comprehensive
(In thousands, except share and per share amounts)            By ESOP     By RRPs           Income      Total
--------------------------------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
Six Months Ended June 30, 1997
Balance at December 31, 1996                                  (1,069)       (122)             (604)     96,459
Comprehensive income:
  Net income                                                       -           -                 -       6,072
  Other comprehensive income, net of tax
      Change in unrealized gain (loss) on
      securities, net of reclassification
      adjustment                                                   -            -              362         362

Comprehensive income
Issuance of 3,930,405 shares for merger of
  Liberty Bancorp                                               (555)          -                 -      64,577
Cash dividends declared, $0.5825 per share                         -           -                 -      (2,405)
Purchase of treasury stock                                         -           -                 -        (225)
Proceeds from exercise of stock options                            -           -                 -         407
Tax benefit from stock related                                     -           -                 -         148
compensation
Principal payment on ESOP loan                                 1,144           -                 -       1,144
Amortization of award of RRP stock                                 -         122                 -         122
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                        (480)          -              (242)    166,661
--------------------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 1998
Balance at December 31, 1997                                    (320)          -             1,630     174,926
Comprehensive income:
  Net income                                                       -           -                 -       6,578
  Other comprehensive income, net of tax
      Change in unrealized gain (loss) on
      securities, net of reclassification
      adjustment                                                   -           -              (962)       (962)

Comprehensive income
Cash dividends declared, $0.56 per share                           -           -                 -      (2,867)
Treasury stock distributed under employee
  benefit plan                                                     -           -                 -          (1)
Issuance of stock (71,866 shares)                                  -           -                 -       1,500
Proceeds from exercise of stock options                            -           -                 -         496
Tax benefit from stock related compensation                        -           -                 -         645
Principal payment on ESOP loan                                   320           -                 -         320
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                           -           -               668     180,635
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                                 June 30,
(In thousands)                                                                              1998          1997
--------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
Cash Flows From Operating Activities:
   Net income                                                                      $         6,578         6,072
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                           898           799
       Provision for loan losses                                                               162            12
       Amortization of cost of stock benefit plans                                               -           122
       Amortization of premiums, discounts, and deferred loan fees                             620           649
       Originations of loans held for sale                                                (393,663)     (231,219)
       Sale of loans originated for resale                                                 306,608       226,749
       (Gain) loss on sales of loans and mortgage-backed securities                           (478)          328
       Gain on sales of investment securities                                                 (178)         (107)
       Increase  in accrued interest receivable                                             (2,623)       (1,124)
       (Increase) decrease in other assets                                                 (10,973)        3,010
       Increase (decrease) in accrued expenses and other liabilities                        10,928        (3,614)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                        (82,121)        1,677
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
   Loans originated or purchased for investment                                           (196,372)      (90,891)
   Purchases of:
     Mortgage-backed securities available for sale                                        (359,763)      (90,354)
     Investment securities available for sale                                              (66,479)      (83,043)
     Stock in Federal Home Loan Bank of Chicago                                            (10,173)         (171)
     Premises and equipment                                                                 (1,749)       (1,325)
   Proceeds from sale of:
     Mortgage-backed securities available for sale                                          51,046         1,473
     Investment securities available for sale                                                  234         6,849
     Stock in Federal Home Loan Bank of Chicago                                                370           545
     Loans held for investment                                                               3,286        60,446
   Proceeds from maturities of investment securities available for sale                     75,487        10,500
   Net assets acquired through merger, net of cash acquired                                      -        16,417
   Principal collected on loans                                                            188,210       111,934
   Principal collected on mortgage-backed securities                                        44,214        10,877
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (271,689)      (46,743)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
   Net increase in deposits                                                                 12,635        40,713
   Proceeds from borrowed funds                                                            395,287       192,822
   Repayment of borrowed funds                                                             (78,500)     (183,708)
   Repayment of collateralized mortgage obligations                                           (535)         (593)
   Net increase in advance payments by borrowers for taxes and insurance                       140            44
   Purchase of treasury stock                                                                    -          (225)
   Proceeds from sale of treasury stock                                                      1,500             -
   Cash dividends paid                                                                      (2,867)       (1,537)
   Decrease in ESOP loan                                                                       320         1,144
   Proceeds from exercise of stock options                                                     496           407
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  328,476        49,067
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (25,334)        4,001
Cash and cash equivalents at beginning of period                                            58,513        38,921
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $       33,179        42,922
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                                       $       40,225        32,665
     Income taxes                                                                            7,343         3,045

Supplemental Disclosures of Noncash Activities:
   Loans exchanged for mortgage-backed securities                                   $       11,527        50,148
   Additions to real estate acquired in settlement of loans                         $          740            82
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended June 30, 1998 and 1997

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

    The unaudited consolidated financial statements include the accounts of Alliance Bancorp ("the Company"), its wholly-owned subsidiaries: Liberty Lincoln Service Corporation II, Liberty Wexford LLC, Liberty Title Company, Southwest Bancshares Development Corporation and Liberty Federal Bank ("the Bank"), and the Bank's wholly-owned subsidiaries: Preferred Mortgage Associates, Ltd. ("Preferred"), Liberty Financial Services, Inc., Liberty Lincoln Service Corporation, Southwest Service Corporation and NASCOR II Corporation. All material intercompany balances and transactions have been eliminated.

(2)  Acquisition

    On June 30, 1998, Alliance Bancorp consummated the acquisition of Southwest Bancshares. The transaction was accounted for under the pooling-of-interests method of accounting and 1.1981 shares of Alliance Bancorp common stock was exchanged for each share of Southwest Bancshares outstanding common stock. There were 3,411,500 shares of Alliance Bancorp shares issued for 2,847,585 shares of Southwest Bancshares. Southwest Bancshares had total assets of $391 million and deposits of $308 million at the date of acquisition. The consolidated financial statements of Alliance Bancorp for periods prior to the combination have been restated to include the accounts and the results of operations of Southwest Bancshares for all periods presented. There were no material intercompany transactions prior to the acquisition and no material differences in the accounting and reporting policies of Alliance Bancorp and Southwest Bancshares.

    Certain operating financial data previously reported by Alliance Bancorp and Southwest Bancshares on a separate basis and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:

                                                                  Three Months Ended,           Six Months Ended
                                                              March 31,         June 30,            June 30,
(In thousands, except per share amounts)                         1998             1997                1997
--------------------------------------------------------------------------------------------------------------------
Interest income
  Alliance Bancorp                                     $           25,637            23,329               42,190
  Southwest Bancshares                                              7,035             7,016               14,071
                                                             -------------------------------------------------------
     Combined                                          $           32,672            30,345               56,261

Net interest income
  Alliance Bancorp                                     $            9,879             8,890               16,410
  Southwest Bancshares                                              3,040             3,009                6,052
                                                             -------------------------------------------------------
     Combined                                          $           12,919            11,899               22,462

Noninterest income
  Alliance Bancorp                                     $            5,571             4,210                6,907
  Southwest Bancshares                                                605               355                  637
                                                             -------------------------------------------------------
     Combined                                          $            6,176             4,565                7,544

Net income
  Alliance Bancorp                                     $            3,652             2,636                4,065
  Southwest Bancshares                                              1,185             1,011                2,007
                                                             -------------------------------------------------------
     Combined                                          $            4,837             3,647                6,072

Diluted earnings per share
  Alliance Bancorp                                     $             0.42              0.31                 0.53
  Southwest Bancshares                                               0.36              0.31                 0.61
                                                             -------------------------------------------------------
     Combined                                          $             0.41              0.31                 0.56

(3)  Comprehensive Income

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

                                                                            Before         Tax           Net
                                                                             Tax        (Expense)       of Tax
(In thousands)                                                              Amount      or Benefit      Amount
-------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1997 Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
      the period                                                      $        632          (221)          411
Less: reclassification adjustment for gain (loss) included in
      net income                                                                81           (32)           49
------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                              $        551          (189)          362
------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 1998 Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
      the period                                                      $     (1,961)          696        (1,265)
Less: reclassification adjustment for gain (loss) included in
      net income                                                               504          (201)          303
------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                              $     (1,457)          495          (962)
------------------------------------------------------------------------------------------------------------------

(4)  Earnings per Share

    In 1997, FASB issued SFAS No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for the quarter and six months ended June 30, 1997 have been restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                           -------------------------------------------------------
(In thousands, except share data)                              1998          1997          1998          1997
------------------------------------------------------------------------------------------------------------------
Numerator:
    Net income                                          $         1,741         3,647         6,578         6,072
Denominator:
    Basic earnings per share-weighted average
      shares                                                 11,364,946    11,170,142    11,327,323    10,274,171
    Effect of dilutive securities-stock options                 644,909       629,563       641,812       641,181
    Diluted earnings per share-adjusted weighted
      average shares                                         12,009,855    11,799,705    11,969,135    10,915,352
Basic earnings per share                                $          0.15          0.33          0.58          0.59
Diluted earnings per share                              $          0.14          0.31          0.55          0.56

(5)  Commitments and Contingencies

    At June 30, 1998 the Company had outstanding commitments to originate and purchase loans of $124.7 million. Unused equity lines of credit available to customers were $91.4 million at June 30, 1998.

    The Bank has a credit enhancement agreement with a local municipality to guarantee the repayment of an aggregate of $2.0 million on municipal revenue bonds (the "Bonds"), which are secured by first mortgages on an apartment building project. To secure the guarantee of the Bonds, the Bank has pledged mortgage-backed securities issued by the Government National Mortgage Association ("GNMA"). The Bank's obligations on these Bonds expire in the year 1998 or the dates the Bonds are repaid, if earlier. In the event of default on the Bonds, the Bank's maximum liability would be its pro rata amount of the credit guaranty and if the Bank does not act to meet its agreed upon obligations, the collateral pledged as security for the Bank's guarantee may be liquidated and the proceeds used to repay the defaulted Bonds. The Bank's position in such case would be secured by a first mortgage lien on the underlying apartment properties and a lien against all income derived therefrom.

(6)  Reclassifications

    Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

ALLIANCE BANCORP AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

    On June 30, 1998, Alliance Bancorp consummated the acquisition of Southwest Bancshares. The transaction was accounted for under the pooling-of-interests method of accounting and 1.1981 shares of Alliance Bancorp common stock was exchanged for each share of Southwest Bancshares outstanding common stock. There were 3,411,500 shares of Alliance Bancorp shares issued for 2,847,585 shares of Southwest Bancshares. Southwest Bancshares had total assets of $391 million and deposits of $308 million at the date of acquisition.

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

    The Bank is a community-oriented company providing financial services through 20 retail banking facilities in Chicago; north, west and southwestern Cook County; and DuPage County in Illinois. The Bank offers a variety of deposit products in an attempt to attract funds from the general public in the highly competitive market areas surrounding its offices. In addition to deposit products, the Bank also offers its customers financial advice and security brokerage services through INVEST Financial Corporation ("INVEST"). The Bank invests its retail deposits in mortgage and consumer loans, investment securities and mortgage-backed securities, secured primarily by one-to four-family residential loans.

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

    The Bank's earnings are also affected by noninterest income, including income related to loan origination fees contributed by the Bank's wholly-owned subsidiary, Preferred Mortgage Associates, Ltd. ("Preferred") and the noncredit consumer related financial services offered by the Bank, such as net commissions received by the Bank from securities brokerage services, commissions from the sale of insurance products, loan servicing income, fee income on transaction accounts, and interchange fees from its shared ATMs. The Bank's noninterest income has also been affected by gains from the sale of various assets, including loans, mortgage-backed securities, and real estate. Noninterest expense consists principally of employee compensation and benefits, occupancy expense, federal deposit insurance premiums, and other general and administrative expenses of the Bank and Preferred.

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

    The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 6.85% for the quarter ended June 30, 1998.

    The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1998, cash and cash equivalents totaled $33.2 million.

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

    The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, utilized $82.1 million for the six months ended June 30, 1998. Net cash related to investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed and investment securities, offset by sales of mortgage-backed securities available for sale, maturities of investment securities available for sale, principal collections on loans and mortgage-backed securities, utilized $271.7 million for the six months ended June 30, 1998. Net cash provided by financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds and the payment of dividends, totaled $328.5 million for the six months ended June 30, 1998.

    In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company will engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through the Federal National Mortgage Association ("FNMA") are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At June 30, 1998 the Company had $17.5 million forward commitments to sell FNMA mortgage-backed securities.

    The Bank's tangible capital ratio at June 30, 1998 was 7.21%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $116.7 million. The Bank's leverage capital ratio at June 30, 1998 was 7.21%. This exceeded the leverage capital requirement of 3.0% of adjusted assets by $86.1 million. The Bank's risk-based capital ratio was 14.49% at June 30, 1998. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $68.3 million.

CHANGES IN FINANCIAL CONDITION

    The Company had total assets of $2.1 billion at June 30, 1998, an increase of $345 million, or 20.0%, from December 31, 1997. Mortgage-backed and investment securities increased $254 million offset by a corresponding increase in FHLB borrowings of $317 million. One of the Bank's business strategies is to leverage its capital with increased securities investments, funded by FHLB borrowings.

    Loans totaled $1.3 billion at June 30, 1998, an increase of $91 million. Loan originations were $590 million for the six months ended June 30, 1998, offset by loan sales of $310 million and principal repayments of $188 million.

    Deposits totaled $1.3 billion at June 30, 1998, an increase of $12 million. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas.

    Stockholders' equity totaled $181 million at June 30, 1998, an increase of $5.7 million. At June 30, 1998, the number of common shares outstanding was 11,434,554 and the book value per common share outstanding was $15.80 per share. On June 18, 1998, the Company declared a $0.11 per share cash dividend payable July 14, 1998 to shareholders of record on June 29, 1998.

    On June 30, 1998, Alliance Bancorp consummated the acquisition of Southwest Bancshares. The transaction was accounted for under the pooling-of-interests method of accounting and 1.1981 shares of Alliance Bancorp common stock was exchanged for each share of Southwest Bancshares outstanding common stock. There were 3,411,500 shares of Alliance Bancorp shares issued for 2,847,585 shares of Southwest Bancshares. Southwest Bancshares had total assets of $391 million and deposits of $308 million at the date of acquisition.

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

    The Company uses an outside data processing servicer for most of its computer applications, Fiserv, Milwaukee ("Fiserv"). The Company's management maintains ongoing communications with Fiserv to evaluate progress on year 2000 programming. Fiserv has an extensive plan for the year 2000 and is on schedule. Testing of the programs are scheduled to begin in the fall of 1998.

    Other applications, not supported by Fiserv, such as the telecommunication lines and equipment, software packages to supplement operations, computer hardware, security systems, etc., have been reviewed for compliance. The Company estimates expending $515,000 in the near future to upgrade telecommunications and computer equipment to become year 2000 compliant. Depending upon the nature of the expenditure, the Company will follow its accounting practices for capitalization. Certain of the Company's business relationships, have been solicited for their year 2000 compliance issues.

    The forgoing does not constitute a comprehensive summary of all the Company's plans for the year 2000. It is intended only as a summary of some of the plans for which the Company has outlined in its year 2000 plan.

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

    In June 1998, FASB issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. Management, at this time, has not determined the impact of adopting this statement on January 1, 2000.

ASSET QUALITY
NON-PERFORMING ASSETS

    The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at June 30, 1998 nor during the quarter ended June 30, 1998, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.

                                                                     Quarter Ended
                                    --------------------------------------------------------------------------------
                                       June 30,           March 31,    December 31,   September 30,    June 30,
(Dollars in thousands)                   1998               1998           1997           1997           1997
--------------------------------------------------------------------------------------------------------------------
Non-accrual mortgage loans
   90 days or more past due      $         2,231              3,120          3,576          2,979          2,734
Non-accrual commercial loans
   90 days or more past due                    3                 79              8              -              -
Non-accrual consumer loans
   90 days or more past due                  110                104            109             39             26
                                    --------------------------------------------------------------------------------
Total non-performing loans                 2,344              3,303          3,693          3,018          2,760
Total foreclosed real estate                 261                792            634            687            496
                                    --------------------------------------------------------------------------------
Total non-performing assets      $         2,605              4,095          4,327          3,705          3,256
                                    --------------------------------------------------------------------------------
Total non-performing loans
   to total loans                           0.18    %          0.26           0.30           0.24           0.21

Total non-performing assets
   to total assets                          0.13    %          0.21           0.25           0.21           0.18

CLASSIFICATION OF ASSETS

    The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

    As of June 30, 1998 the Company had total classified assets of $1.7 million, of which $1.6 million were classified "substandard" and $136,000 were classified as "doubtful." The assets so classified consisted of single family residential loans and foreclosed single family residential loans (real estate owned).

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

INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                                           At June 30, 1998
                                                   -----------------------------------------------------------------
                                                                   More Than   More Than
                                                       1 Year         1 Year     3 Years    More Than
(Dollars in thousands)                                Or Less     To 3 Years  To 5 Years      5 Years       Total
--------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                               $    484,073        257,198     135,899     287,106    1,164,276
Equity lines of credit (1)                             93,101              -           -           -       93,101
Consumer loans and leases (1)                          11,290         25,060      24,507       4,822       65,679
Mortgage-backed securities (2)                        226,492         73,816      48,529     148,758      497,595
Interest-bearing deposits                              15,362              -           -           -       15,362
Investment securities (2)                             102,605         16,737       1,484      28,426      149,252
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                      932,923        372,811     210,419     469,112    1,985,265

Interest-Bearing Liabilities:
Regular savings accounts                               25,361         36,884      24,849      92,877      179,971
NOW interest-bearing accounts                          25,364         20,036       6,134      13,555       65,089
Money market accounts                                  62,706         13,116       8,199      27,490      111,511
Certificate accounts                                  656,616        230,336      23,558         214      910,724
Borrowed funds                                        254,029         81,450      88,700     100,000      524,179
Collateralized mortgage obligations                       540              -           -           -          540
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities               1,024,616        381,822     151,440     234,136    1,792,014
--------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                         $    (91,693)        (9,011)     58,979     234,976      193,251
====================================================================================================================
Cumulative interest sensitivity gap              $    (91,693)      (100,704)    (41,725)    193,251
====================================================================================================================
Cumulative interest sensitivity gap as a
   percentage of total assets                           (4.44)  %      (4.87)      (2.02)       9.35
Cumulative net interest-earning assets as a
   percentage of interest-bearing liabilities           91.05   %      92.84       97.32      110.78
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

     There have been no material changes in market risk since March 31, 1998, as reported in the Company's Form 10-Q for quarter ended March 31, 1998.

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

                                            Three Months Ended June 30,                          Six Months Ended June 30,
                             ----------------------------------------------------------     ----------------------------------
                                        1998                          1997                             1998
                             ----------------------------------------------------------     ----------------------------------
                                                  Average                        Average                         Average
                              Average             Yield/       Average           Yield/        Average           Yield/
(Dollars in thousands)        Balance    Interest  Cost       Balance    Interest Cost        Balance    Interest Cost
--------------------------------------------------------   ----------------------------     ---------------------------
Assets:
Interest-earning assets:
Mortgage loans, net       $ 1,112,641  $ 20,780   7.47 %   1,174,994  $ 22,018   7.50 %  $ 1,101,284  $ 41,606   7.56 %
Equity lines of credit         93,584     1,856   7.95        81,054     1,683   8.33         93,498     3,695   7.97
Consumer loans and leases      53,529     1,140   8.52        34,146       556   6.51         48,026     1,992   8.30
Mortgage-backed securities    448,012     7,391   6.60       208,601     3,643   6.99        374,860    12,568   6.71
Interest-bearing deposits      40,315       566   5.55        25,135       354   5.57         70,588     2,011   5.67
Federal funds sold                  -         -      -             -         -      -              -         -      -
Commercial paper                    -         -      -           493         6   4.81              -         -      -
Investment securities         149,269     2,621   7.03       126,372     2,085   6.60        148,321     5,154   6.96
------------------------------------------------------------------------------------------------------------------------
Total interest-earning
assets                      1,897,350    34,354   7.24     1,650,795    30,345   7.35      1,836,577    67,026   7.30
Noninterest-earning assets     91,025                         72,184                          85,233
------------------------------------------------------------------------------------------------------------------------

Total assets              $ 1,988,375                      1,722,979                     $ 1,921,810
------------------------------------------------------------------------------------------------------------------------

Liabilities and
Stockholders' Equity:
Interest-bearing
liabilities:
Deposits:
Savings accounts          $ 1,087,984  $ 14,137   5.21 %   1,052,651  $ 13,528   5.15 %  $ 1,088,871  $ 28,216   5.23 %
NOW interest-bearing
accounts                       71,045       162   0.91        69,631       396   2.28         71,010       370   1.05
Money market accounts         109,694       869   3.18       122,642       958   3.13        111,051     1,753   3.18
------------------------------------------------------------------------------------------------------------------------
Total deposits              1,268,723    15,168   4.80     1,244,924    14,882   4.79      1,270,932    30,339   4.81
Funds borrowed:
Borrowed funds                444,990     6,131   5.45       230,078     3,513   6.04        380,158    10,690   5.59
Collateralized mortgage
obligations                       539        15  11.13         1,679        51  12.15            654        38  11.62
------------------------------------------------------------------------------------------------------------------------
Total funds borrowed          445,529     6,146   5.46       231,757     3,564   6.08        380,812    10,728   5.60
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
liabilities                 1,714,252    21,314   4.97     1,476,681    18,446   5.00      1,651,744    41,067   5.00
Other liabilities              94,650                         82,178                          92,106
------------------------------------------------------------------------------------------------------------------------
Total liabilities           1,808,902                      1,558,859                       1,743,850
Stockholders' equity          179,473                        164,120                         177,960
------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity   $ 1,988,375                      1,722,979                     $ 1,921,810
------------------------------------------------------------------------------------------------------------------------
Net interest income/
   interest rate spread                $ 13,040   2.27 %              $ 11,899   2.35 %               $ 25,959   2.30 %
------------------------------------------------------------------------------------------------------------------------
Net interest-earning
assets/ net interest
   margin                 $   183,098            2.75 %      174,114             2.88 %  $   184,833             2.83 %
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing
liabilities                      1.11 X                         1.12 X                          1.11 X
------------------------------------------------------------------------------------------------------------------------

                                               Six Months Ended June 30,
                                   --------------------------------------------------
                                   ---------------------------        At June 30,
                                              1997                       1998
                                   ---------------------------    -------------------
                                                        Average
                                      Average           Yield/                 Yield/
(Dollars in thousands)               Balance   Interest  Cost         Balance   Cost
--------------------------        -----------------------------   -------------------
Assets:
Interest-earning assets:
Mortgage loans, net               1,130,637  $ 42,457   7.51 %  $  1,160,186   7.57 %
Equity lines of credit               76,223     3,067   8.11          93,154   8.20
Consumer loans and leases            30,385     1,091   7.18          65,801   8.22
Mortgage-backed securities          164,287     5,675   6.91         498,189   6.80
Interest-bearing deposits            20,654       584   5.63          15,362   6.18
Federal funds sold                      535        15   5.58               -      -
Commercial paper                      1,338        37   5.50               -      -
Investment securities               103,415     3,335   6.45         149,900   6.77
--------------------------------------------------------------    -------------------
Total interest-earning
assets                            1,527,474    56,261   7.37       1,982,592   7.36
Noninterest-earning assets           71,467                           85,605
--------------------------------------------------------------    -------------------
Total assets                   $  1,598,941                     $  2,068,197
--------------------------------------------------------------    -------------------

Liabilities and
Stockholders' Equity:
Interest-bearing
liabilities:
Deposits:
Savings accounts               $    963,146  $ 24,454   5.12 %  $  1,090,695   5.30 %
NOW interest-bearing
accounts                             63,383       671   2.13          65,089   0.98
Money market accounts               119,669     1,888   3.18         111,511   3.24
--------------------------------------------------------------    -------------------
Total deposits                    1,146,198    27,013   4.75       1,267,295   4.90
Funds borrowed:
Borrowed funds                      219,345     6,675   6.05         524,179   5.57
Collateralized mortgage
obligations                           1,832       111  12.12             540  12.09
--------------------------------------------------------------    -------------------
Total funds borrowed                221,177     6,786   6.10         524,719   5.57
--------------------------------------------------------------    -------------------
Total interest-bearing
liabilities                       1,367,375    33,799   4.97       1,792,014   5.10
Other liabilities                    79,370                           95,548
--------------------------------------------------------------    -------------------
Total liabilities                 1,446,745                        1,887,562
Stockholders' equity                152,196                          180,635
--------------------------------------------------------------    -------------------
Total liabilities and
   stockholders' equity           1,598,941                     $  2,068,197
--------------------------------------------------------------    -------------------
Net interest income/
   interest rate spread                      $ 22,462   2.40 %                 2.26 %
--------------------------------------------------------------    -------------------
Net interest-earning
assets/net interest
    margin                     $    160,099             2.94 %
--------------------------------------------------------------    -------------------
Interest-earning assets to
   interest-bearing
liabilities                            1.12 X
--------------------------------------------------------------    -------------------

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

                                       Three Months Ended June 30, 1998           Six Months Ended June 30, 1998
                                                 Compared To                                Compared To
                                       Three Months Ended June 30, 1997           Six Months Ended June 30, 1997
                                    --------------------------------------   ---------------------------------------
                                             Increase (Decrease)                       Increase (Decrease)
                                            In Net Interest Income                   In Net Interest Income
                                                    Due To                                   Due To
                                    --------------------------------------   ---------------------------------------
(In thousands)                       Volume          Rate          Net        Volume          Rate           Net
--------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net              $   (1,151)          (87)      (1,238)       (1,127)          276          (851)
Equity lines of credit                  253           (80)         173           682           (54)          628
Consumer loans and leases               378           206          584           710           191           901
Mortgage-backed securities            3,962          (214)       3,748         7,062          (169)        6,893
Interest-bearing deposits               213            (1)         212         1,423             4         1,427
Federal funds sold                        -             -            -           (15)            -           (15)
Commercial paper                         (6)            -           (6)          (37)            -           (37)
Investment securities                   394           142          536         1,543           276         1,819
--------------------------------------------------------------------------------------------------------------------
   Total                              4,043           (34)       4,009        10,241           524        10,765
--------------------------------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                258            28          286         2,980           346         3,326
Funds borrowed                        2,952          (370)       2,582         4,483          (541)        3,942
--------------------------------------------------------------------------------------------------------------------
   Total                              3,210          (342)       2,868         7,463          (195)        7,268
--------------------------------------------------------------------------------------------------------------------
Net change in net interest
income                           $      833           308        1,141         2,778           719         3,497
====================================================================================================================

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 1998 AND JUNE 30, 1997

GENERAL

    Net income totaled $1,741,000, or $0.14 per diluted share for the three months ended June 30, 1998, as compared to $3,647,000, or $0.31 per diluted share reported for the quarter ended June 30, 1997. On June 30, 1998, the Company completed its acquisition of Southwest Bancshares, which was accounted for as a pooling-of-interests. The current quarter includes acquisition related costs, totaling $3,550,000, reducing after-tax net income by $2,485,000, resulting in a decrease in diluted earnings per share by $0.21. These costs include professional fees, data processing conversion penalties and employee severance. Net interest income for the three months ended June 30, 1998 was $13.0 million, an increase of $1.1 million, or 9.6%, from the June 30, 1997 quarter of $11.9 million.

INTEREST INCOME

    Interest income for the quarter ended June 30, 1998 totaled $34.4 million, an increase of $4.0 million, or 13.2%, from the prior year's quarter. Interest income on mortgage loans decreased $1.2 million, or 5.6%, to $20.8 million from the June 1997 quarter. The average balance of the mortgage portfolio decreased $62 million. The annualized average yield on the mortgage loan portfolio decreased to 7.47% for the three months ended June 30, 1998 from 7.50% for the 1997 period. The Bank's mortgage loan portfolio is being affected by the current market conditions for refinancing single family residences. The overall loan portfolio increased $91 million from December 31, 1997. Interest income on equity lines of credit increased $173,000, or 10.3%, to $1.9 million from the prior year's quarter, primarily as a result of the Bank's promotion of this product. The average balance of equity lines of credit increased $12.5 million, or 15.5%, to $93.6 million from $81.1 million from the June 1997 quarter. Interest income on consumer loans and leases increased $584,000 to $1.1 million for the three months ended June 30, 1998. The average balance of the consumer loans and leases increased $19.4 million from the 1997 period, primarily as a result of indirect auto lending. Interest income on mortgage-backed securities for the three months ended June 30, 1998 increased $3.7 million to $7.4 million and the average balance of the mortgage-backed securities portfolio increased $239.4 million from the June 1997 period. Interest income on investment securities for the three months ended June 30, 1998 increased $536,000 to $2.6 million and the average balance of the investment securities portfolio increased $22.9 million from the June 1997 period. The increases in both interest income and the average balances of the securities portfolios are primarily the result of the Bank's strategy to increase income and leverage capital through additional purchases of investments and mortgage-backed securities funded by Federal Home Loan Bank borrowings. Purchases of mortgage-backed and investment securities for the three months ended June 30, 1998 totaled $141 million.

INTEREST EXPENSE

    Interest expense on deposit accounts increased $286,000, or 1.9%, to $15.2 million, for the quarter ended June 30, 1998 compared to the prior year's quarter. The annualized average cost of deposits for the three months ended June 30, 1998 was 4.80%, an increase from the annualized average cost of 4.79% for the June 1997 period. The average interest-bearing deposit base increased $23.8 million to $1.3 billion during the 1998 period. For the quarter ended June 30, 1998, the Company recorded interest expense on borrowed funds of $6.1 million on an average balance of $445 million at an annualized cost of 5.45% primarily related to FHLB borrowings. Additional net proceeds from FHLB borrowings for the three months ended June 30, 1998 totaled $133 million.

NET INTEREST INCOME

    Net interest income for the three months ended June 30, 1998 increased $1.1 million or 9.6%, to $13.0 million from the 1997 period. The annualized average yield on interest-earning assets decreased from 7.35% to 7.24% when comparing the 1997 and 1998 quarters. The annualized average cost of interest-bearing liabilities decreased from 5.00% to 4.97%. This resulted in an annualized average net interest rate spread of 2.27% for the three-month period ended June 30, 1998 compared to 2.35% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the quarter ended June 30, 1998 compared to the 1997 quarter.

PROVISION FOR LOAN LOSSES

    Based on management's evaluation of the loan portfolio, a provision of $56,000 for loan losses was recorded during the quarter ended June 30, 1998. The amount of non-performing loans at June 30, 1998, was $2.3 million, or 0.18% of total loans, compared to $2.8 million or 0.21% of total loans at June 30, 1997.

NONINTEREST INCOME

    Total noninterest income for the three months ended June 30, 1998 was $4.9 million, an increase of $285,000 from the 1997 period. Other fees and commissions increased $249,000, primarily due to security brokerage fees contributed by Liberty Financial Services, Inc.

NONINTEREST EXPENSE

    Noninterest expense for the quarter ended June 30, 1998 totaled $14.7 million, an increase of $4.1 million, or 38.7% from the prior year's quarter. This increase is primarily related to acquisition costs including professional fees, data processing conversion penalties and employee severance of $3.6 million recorded during the current quarter.

INCOME TAX PROVISION

    The provision for income taxes for the three months ended June 30, 1998 was $1.4 million. The effective tax rate for the three months ended June 30, 1998 was 44.3% compared to the effective tax rate of 37.7% for the prior year quarter. The current quarter included certain acquisition costs which were not tax deductible.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
JUNE 30, 1998 AND JUNE 30, 1997

GENERAL

    Net income totaled $6,578,000, or $0.55 per diluted share for the six months ended June 30, 1998, as compared to $6,072,000, or $0.56 per diluted share reported for the six months ended June 30, 1997. On June 30, 1998, the Company completed its acquisition of Southwest Bancshares, which was accounted for as a pooling-of-interests. The current period includes acquisition related costs, totaling $3,795,000, reducing after-tax net income by $2,679,000, resulting in a decrease in diluted earnings per share by $0.22. These costs include professional fees, data processing conversion penalties and employee severance. Net interest income for the six months ended June 30, 1998 was $26 million, an increase of $3.5 million, or 15.6%, from the June 30, 1997 period of $22.5 million. The operating results for the six months ended June 30, 1997 include Liberty Bancorp from the date of merger, February 10, 1997.

INTEREST INCOME

    Interest income for the six months ended June 30, 1998 totaled $67.0 million, an increase of $10.8 million, or 19.1%, from the prior year's period. Interest income on mortgage loans decreased $851,000, or 2.0%, to $41.6 million from the June 1997 period. The average balance of the mortgage portfolio decreased $29 million. The annualized average yield on the mortgage loan portfolio increased to 7.56% for the six months ended June 30, 1998 from 7.51% for the 1997 period. The Bank's mortgage loan portfolio is being affected by the current market conditions for refinancing single family residences. The overall loan portfolio increased $91 million from December 31, 1997. Interest income on equity lines of credit increased $628,000, or 20.5%, to $3.7 million from the prior year's period, primarily as a result of the Bank's promotion of this product. The average balance of equity lines of credit increased $17.3 million, or 22.7%, to $93.5 million from $76.2 million from the June 1997 period. Interest income on consumer loans and leases increased $901,000 to $2 million for the six months ended June 30, 1998. The average balance of the consumer loans and leases increased $17.6 million from the 1997 period, primarily as a result of indirect auto lending. Interest income on mortgage-backed securities for the six months ended June 30, 1998 increased $6.9 million to $12.6 million and the average balance of the mortgage-backed securities portfolio increased $210.6 million from the June 1997 period. Interest income on investment securities for the six months ended June 30, 1998 increased $1.8 million to $5.2 million and the average balance of the investment securities portfolio increased $44.9 million from the June 1997 period. The increases in both interest income and the average balances of the securities portfolios are primarily the result of the Bank's strategy to increase income and leverage capital through additional purchases of investments and mortgage-backed securities funded by Federal Home Loan Bank borrowings. Purchases of mortgage-backed and investment securities for the six months ended June 30, 1998 totaled $436 million.

INTEREST EXPENSE

    Interest expense on deposit accounts increased $3.3 million, or 12.3%, to $30.3 million, for the six months ended June 30, 1998 compared to the prior year's period. The annualized average cost of deposits for the six months ended June 30, 1998 was 4.81%, an increase from the annualized average cost of 4.75% for the June 1997 period. The average interest-bearing deposit base increased $125 million to $1.3 billion during the 1998 period. For the six months ended June 30, 1998, the Company recorded interest expense on borrowed funds of $10.7 million on an average balance of $380 million at an annualized cost of 5.59% primarily related to FHLB borrowings. Additional net proceeds from FHLB borrowings for the six months ended June 30, 1998 totaled $317 million.

NET INTEREST INCOME

    Net interest income for the six months ended June 30, 1998 increased $3.5 million or 15.6%, to $26 million from the 1997 period. The annualized average yield on interest-earning assets decreased from 7.37% to 7.30% when comparing the 1997 and 1998 periods. The annualized average cost of interest-bearing liabilities increased from 4.97% to 5.00%. This resulted in an annualized average net interest rate spread of 2.30% for the six-month period ended June 30, 1998 compared to 2.40% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the six months ended June 30, 1998 compared to the 1997 period

PROVISION FOR LOAN LOSSES

    Based on management's evaluation of the loan portfolio, a provision of $162,000 for loan losses was recorded during the six months ended June 30, 1998. The amount of non-performing loans at June 30, 1998, was $2.3 million, or 0.18% of total loans, compared to $2.8 million or 0.21% of total loans at June 30, 1997.

NONINTEREST INCOME

    Total noninterest income for the six months ended June 30, 1998 was $11.0 million, an increase of $3.5 million from the 1997 period. Other fees and commissions increased $1.8 million, primarily due to an increase in security brokerage fees contributed by Liberty Financial Services, Inc. of $458,000 and an increase in loan origination fees contributed by Preferred of $1.0 million. The current six months includes gains on sales of loans and mortgage-backed securities of $478,000, compared to a net loss of $328,000 for the 1997 period. The current period includes a gain of $326,000 on the sale of $51 million of mortgage-backed securities compared to a loss of $396,000 on the sale of $59 million in adjustable-rate mortgage loans recorded in the 1997 period. The sales of both the mortgage-backed securities and the loans and subsequent reinvestment of the proceeds was completed to enhance the Bank's asset and liability mix. Income from real estate operations for the six months ended June 30, 1998 included income of $474,000 related to the termination of a real estate venture.

NONINTEREST EXPENSE

    Noninterest expense for the six months ended June 30, 1998 totaled $25.8 million, an increase of $5.5 million, or 27.1% from the prior year's period. This increase is primarily related to acquisition costs including professional fees, data processing conversion penalties and employee severance of $3.8 million recorded during the current period. The 1997 six months ended included $553,000 in non-recurring expenses related to the merger of Liberty Bancorp, which was consummated on February 10, 1997.

INCOME TAX PROVISION

    The provision for income taxes for the six months ended June 30, 1998 was $4.4 million. The effective tax rate for the six months ended June 30, 1998 was 40.3% compared to the effective tax rate of 37.4% for the prior year period. The current period included certain acquisition costs which were not tax deductible.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

               Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds

               Not Applicable.

Item 3.  Defaults Upon Senior Securities

               Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Company held its Annual Meeting of Shareholders on June 30,
              1998

         (b) The names of each director elected at the Annual Meeting are as follows:

              Kenne P. Bristol
              Howard A. Davis
              H. Verne Loeppert
              David D. Mill

         (c) The names of each of the directors whose term of office continued after the Annual Meeting are as follows:

              Edward J. Burns
              Whit G. Hughes
              Howard R. Jones
              Fredric G. Novy
              Edward J. Nusrala
              William C. O'Donnell
              William R. Rybak
              Russell F. Stephens, Jr.
              Donald E. Sveen
              Vernon B. Thomas, Jr.

         (d) The following matters were voted upon at the Annual Meeting and the number of votes cast with the respect to each matter is as follows:

              (i) The approval of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 16, 1997, by and between Alliance Bancorp and Southwest Bancshares, Inc.:

                                                                      Broker
                          For         Against       Withheld        "Non-Voted"
                       -------------------------------------------------------
                        5,452,842     937,583        23,469          1,047,831

              (ii) The election of four directors for terms of three years each:

                                                 For                 Withheld
                                     ------------------------------------------
                    Kenne P. Bristol          6,978,678               483,047
                    Howard A. Davis           6,988,303               473,422
                    H. Verne Loeppert         6,960,716               501,009
                    David D. Mill             6,997,864               463,861

              (iii) The ratification of KPMG Peat Marwick LLP as independent auditors of Alliance Bancorp for the fiscal year ending December 31, 1998:

                         For                 Against                  Withheld
                    ------------------------------------------------------------
                      7,254,339             167,514                    39,872


              (iv) The approval of an amendment to Alliance Bancorp's Certificate of Incorporation to increase the total number of authorized shares of common stock to 21,000,000:

                                                                      Broker
                          For         Against        Withheld      "Non-Voted"
                    -----------------------------------------------------------
                      4,913,600      1,492,977        41,254        1,013,894

Item 5.  Other Information

               Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibit No. 11  Statement re: Computation of Per Share Earnings

                                                                              Three Months      Six Months
                                                                                 Ended             Ended
                                                                             June 30, 1998     June 30, 1998
                                                                          ---------------------------------------
Net income                                                                $       1,741,000         6,578,000
                                                                          ---------------------------------------

Basic earnings per share-weighted average shares                                 11,364,946        11,327,323

Effect of dilutive securities-stock options                                         644,909           641,812
                                                                          ---------------------------------------

Diluted earnings per share-adjusted weighted average shares                      12,009,855        11,969,135
                                                                          ---------------------------------------

Basic earnings per share                                                  $            0.15              0.58
                                                                          ---------------------------------------

Diluted earnings per share                                                $            0.14              0.55
                                                                          ---------------------------------------

               (b)  Reports on Form 8-K.

                    A report on Form 8-K was filed by the Company on July 10, 1998 for the purposes of reporting, pursuant to Items 2 and 7 of the Form 8-K, that the Company completed the merger with Southwest Bancshares, Inc. on June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                Alliance Bancorp





Dated: August 7, 1998                            /s/    Kenne P. Bristol
      ----------------                           ---------------------------

                                                 Kenne P. Bristol
                                                 President and
                                                 Chief Executive Officer





Dated: August 7, 1998                            /s/    Richard A. Hojnicki
      ----------------                           ---------------------------

                                                 Richard A. Hojnicki
                                                 Executive Vice President and
                                                 Chief Financial Officer