Form 10-Q
period 1998-09-30
ALLIANCE BANCORP
filed 1998-11-12
CIK 885638

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

                                   FORM 10-Q

(Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

YES  __X__ NO______

   Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.
   Common Stock, $0.01 par value -11,457,035 shares outstanding as of November 7, 1998.

================================================================================

                       ALLIANCE BANCORP AND SUBSIDIARIES
                                   FORM 10-Q

                                     Index
                                     -----

PART I.    FINANCIAL INFORMATION                                            Page
-------    ---------------------                                            ----

Item 1.    Financial Statements (unaudited)

           Consolidated Statements of Financial Condition
           as of September 30, 1998 and December 31, 1997                      1

           Consolidated Statements of Income for the Three
           and Nine Months Ended September 30, 1998 and 1997                   2

           Consolidated Statements of Changes in Stockholders' Equity
           for the Nine Months Ended September 30, 1998 and 1997               3

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1998 and 1997                       4

           Notes to Consolidated Financial Statements                          5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           See "Management's Discussion and Analysis of Financial Condition
           and Results of Operations," "Asset/Liability Management"           14

PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings                                                  19

Item 2.    Changes in Securities and Use of Proceeds                          20

Item 3.    Defaults upon Senior Securities                                    20

Item 4.    Submission of Matters to a Vote of Security Holders                20

Item 5.    Other Information                                                  20

Item 6.    Exhibits and Reports on Form 8-K                                   20

           Signature Page                                                     21

                       ALLIANCE BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                       September 30,    December 31,
(In thousands, except share data)                                                           1998            1997
--------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
Assets
Cash and due from banks                                                                  $    16,236          18,238
Interest-bearing deposits                                                                     15,057          40,275
Investment securities available for sale, at fair value                                       96,408         133,447
Mortgage-backed securities available for sale, at fair value                                 470,836         234,869
Loans, net of allowance for losses of $6,317 at
 September 30, 1998 and $6,170 at December 31, 1997                                        1,403,320       1,226,253
Accrued interest receivable                                                                   12,287          10,272
Real estate                                                                                   15,703          12,361
Premises and equipment, net                                                                   12,199          10,635
Stock in Federal Home Loan Bank of Chicago, at cost                                           26,491          15,589
Other assets                                                                                  31,022          20,886
--------------------------------------------------------------------------------------------------------------------
                                                                                         $ 2,099,559       1,722,825
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                                $ 1,304,112       1,305,667
 Borrowed funds                                                                              572,385         207,381
 Collateralized mortgage obligations                                                             208           1,065
 Advances by borrowers for taxes and insurance                                                16,708          14,359
 Accrued expenses and other liabilities                                                       20,544          19,427
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                       1,913,957       1,547,899
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
 Preferred stock, $.01 par value; authorized 1,500,000 shares; none outstanding                    -               -
 Common stock, $.01 par value; authorized 21,000,000 shares;
  11,611,057 shares issued and 11,457,035 outstanding at September 30, 1998
  11,428,662 shares issued and 11,272,994 outstanding at December 31, 1997                       116             114
 Additional paid-in capital                                                                  107,042         104,178
 Retained earnings, substantially restricted                                                  77,141          70,851
 Treasury stock, at cost; 154,022 shares at September 30, 1998 and
  155,668 at December 31, 1997                                                                (1,511)         (1,527)
 Common stock purchased by Employee Stock Ownership Plan                                           -            (320)
 Accumulated other comprehensive income                                                        2,814           1,630
--------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                185,602         174,926
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------
                                                                                     $     2,099,559       1,722,825
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
(In thousands, except per share amounts)                           1998           1997                1998          1997
-------------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
Interest Income:
 Loans                                                       $    25,011         26,469              72,304        73,084
 Mortgage-backed securities                                        8,012          3,869              20,580         9,544
 Investment securities                                             2,391          2,845               7,545         6,180
 Interest-bearing deposits                                           152            380               2,163           964
 Commercial paper                                                      -              -                   -            37
 Federal funds sold                                                    -              -                   -            15
-------------------------------------------------------------------------------------------------------------------------
  Total interest income                                           35,566         33,563             102,592        89,824
-------------------------------------------------------------------------------------------------------------------------

Interest Expense:
 Deposits                                                         15,292         15,319              45,631        42,332
 Borrowed funds                                                    7,136          4,210              17,826        10,885
 Collateralized mortgage obligations                                   6             43                  44           154
-------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                          22,434         19,572              63,501        53,371
-------------------------------------------------------------------------------------------------------------------------
  Net interest income                                             13,132         13,991              39,091        36,453
  Provision for loan losses                                           50              6                 212            18
-------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses             13,082         13,985              38,879        36,435
-------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
 Gain (loss) on sales of loans and
   mortgage-backed securities available for sale                     339             60                 817          (286)
 Gain on sales of investment securities available
   for sale                                                            -             97                 178           222
 Income from real estate operations                                  384             12               1,285           274
 Servicing fee income                                                (69)           113                  83           327
 ATM fee income                                                      489            488               1,457         1,308
 Other fees and commissions                                        3,623          3,991              11,683        10,246
 Other                                                               (81)           116                 208           330
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                         4,685          4,877              15,711        12,421
-------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
 Compensation and benefits                                         6,138          6,680              20,785        18,152
 Occupancy expense                                                 1,757          1,462               4,819         4,178
 Federal deposit insurance premiums                                  204            202                 608           581
 Advertising expense                                                 275            242                 754           845
 ATM expense                                                         309            373               1,145           987
 Computer services                                                   345            364               1,350         1,200
 Other                                                             2,272          2,460               7,645         6,138
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                       11,300         11,783              37,106        32,081
-------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                       6,467          7,079              17,484        16,775
 Income tax expense                                                2,623          2,680               7,062         6,304
-------------------------------------------------------------------------------------------------------------------------
  Net income                                              $        3,844          4,399              10,422        10,471
-------------------------------------------------------------------------------------------------------------------------

 Basic earnings per share                                 $         0.34           0.39                0.92          0.99
 Diluted earnings per share                               $         0.32           0.37                0.87          0.93
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  Additional
                                                       Comprehensive     Common     Paid-in        Retained
(In thousands, except share and per share amounts)        Income          Stock     Capital        Earnings
-----------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
Balance at December 31, 1996                            $                  60        37,771          61,733
Comprehensive income:
 Net income                                               10,471            -             -          10,471
 Other comprehensive income, net of tax
   Change in unrealized gain (loss) on
    securities, net of reclassification
    adjustment                                             2,171            -             -               -
                                                       ---------
Comprehensive income                                      12,642
Issuance of 3,930,405 shares for merger of
 Liberty Bancorp                                                           26        65,106               -
Cash dividends declared, $0.34 per share                                    -             -          (3,792)
Stock split effected in the form of a stock
dividend                                                                   27             -             (27)
Cash paid in lieu of fractional shares                                      -             -              (5)
Purchase of treasury stock                                                  -          (125)              -
Proceeds from exercise of stock options                                     1           498               -
Tax benefit from stock related compensation                                 -           211               -
Principal payment on ESOP loan                                              -             -               -
Amortization of award of RRP stock                                          -             -               -
-----------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                           $                 114        103,461         68,380
-----------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                            $                 114        104,178         70,851
Comprehensive income:
 Net income                                               10,422            -              -         10,422
 Other  comprehensive income, net of tax
   Change in unrealized gain (loss) on
    securities, net of reclassification
    adjustment                                             1,184            -              -              -
                                                       ---------
Comprehensive income                                      11,606
Cash dividends declared, $0.36 per share                                    -              -         (4,127)
Cash paid in lieu of fractional shares                                      -              -             (5)
Treasury stock distributed under employee
 benefit plan                                                               -            (17)             -
Issuance of stock (71,866 shares)                                           1          1,499              -
Proceeds from exercise of stock options                                     1            639              -
Tax benefit from stock related compensation                                 -            743              -
Principal payment on ESOP loan                                              -              -              -
-----------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                           $                 116        107,042         77,141
-----------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

                                                                   Common         Common     Accumulated
                                                                    Stock          Stock        Other
                                                      Treasury    Purchased      Purchased   Comprehensive
(In thousands, except share and per share amounts)     Stock       By ESOP        By RRPs       Income             Total
-------------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
Balance at December 31, 1996                        $  (1,310)     $ (1,069)        (122)       (604)              96,459
Comprehensive income:
 Net income                                                -              -            -           -               10,471
 Other comprehensive income, net of tax
   Change in unrealized gain (loss) on
    securities, net of reclassification
    adjustment                                             -              -            -       2,171                2,171
Comprehensive income
Issuance of 3,930,405 shares for merger of
 Liberty Bancorp                                           -           (555)           -           -               64,577
Cash dividends declared, $0.34 per share                   -              -            -           -               (3,792)
Stock split effected in the form of a stock
dividend                                                   -              -            -           -                    -
Cash paid in lieu of fractional shares                     -              -            -           -                   (5)
Purchase of treasury stock                              (217)             -            -           -                 (342)
Proceeds from  exercise of stock options                   -              -            -           -                  499
Tax benefit from stock related compensation                -              -            -           -                  211
Principal payment on ESOP loan                             -          1,224            -           -                1,224
Amortization of award of RRP stock                         -              -          122           -                  122
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                       $ (1,527)          (400)           -       1,567              171,595
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                        $ (1,527)          (320)           -       1,630              174,926
Comprehensive income:
 Net income                                                -              -            -           -               10,422
 Other  comprehensive income, net of tax
   Change in unrealized gain (loss) on
    securities, net of reclassification
    adjustment                                             -              -            -       1,184                1,184
Comprehensive income
Cash dividends declared, $0.36 per share                   -              -            -           -               (4,127)
Cash paid in lieu of fractional shares                     -              -            -           -                   (5)
Treasury stock distributed under employee
 benefit plan                                             16              -            -           -                   (1)
Issuance of stock (71,866 shares)                          -              -            -           -                1,500
Proceeds from exercise of stock options                    -              -            -           -                  640
Tax benefit from stock related compensation                -              -            -           -                  743
Principal payment on ESOP loan                             -            320            -           -                  320
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                       $ (1,511)             -            -       2,814              185,602
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Nine Months Ended
                                                                                                     September 30,
(In thousands)                                                                                      1998       1997
--------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)
Cash Flows From Operating Activities:
 Net income                                                                                    $   10,422     10,471
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                                                                    1,440      1,217
   Provision for loan losses                                                                          212         18
   Amortization of cost of stock benefit plans                                                          -        122
   Amortization of premiums, discounts, and deferred loan fees                                        545      1,258
   Originations of loans held for sale                                                           (542,269)  (390,905)
   Sale of loans originated for resale                                                            467,016    368,484
   (Gain) loss on sales of loans and mortgage-backed securities available for sale                   (817)       286
   Gain on sales of investment securities available for sale                                         (178)      (222)
   Increase  in accrued interest receivable                                                        (2,015)    (2,369)
   (Increase) decrease in other assets                                                            (12,804)     2,761
   Increase (decrease) in accrued expenses and other liabilities                                      739     (2,801)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                             (77,709)   (11,680)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
 Loans originated or purchased for investment                                                    (383,127)  (143,230)
 Purchases of:
  Mortgage-backed securities available for sale                                                  (359,763)   (90,354)
  Investment securities available for sale                                                        (66,569)   (93,040)
  Stock in Federal Home Loan Bank of Chicago                                                      (10,902)      (171)
  Premises and equipment                                                                           (3,004)    (1,919)
 Proceeds from sale of:
  Mortgage-backed securities available for sale                                                    51,046      3,996
  Investment securities available for sale                                                            234      6,995
  Stock in Federal Home Loan Bank of Chicago                                                            -        545
  Loans held for investment                                                                         3,491     63,046
 Proceeds from maturities of investment securities available for sale                             104,025     28,500
 Net assets acquired through merger, net of cash acquired                                               -     16,417
 Principal collected on loans                                                                     276,760    199,617
 Principal collected on mortgage-backed securities                                                 74,370     20,295
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                              (313,439)    10,697
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
 Net increase (decrease) in deposits                                                               (1,245)    15,081
 Proceeds from borrowed funds                                                                     481,187    257,853
 Repayment of borrowed funds                                                                     (116,200)  (254,708)
 Repayment of collateralized mortgage obligations                                                    (869)      (899)
 Net increase (decrease) in advance payments by borrowers for taxes and insurance                   2,349    (10,108)
 Purchase of treasury stock                                                                             -       (342)
 Proceeds from sale of treasury stock                                                               1,500          -
 Cash dividends paid                                                                               (3,749)    (2,910)
 Cash paid in lieu of fractional shares                                                                (5)        (5)
 Decrease in ESOP loan                                                                                320      1,224
 Proceeds from exercise of stock options                                                              640        499
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                         363,928      5,685
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                              (27,220)     4,702
Cash and cash equivalents at beginning of period                                                   58,513     38,921
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $   31,293     43,623
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                                                     $   62,346     53,249
  Income taxes                                                                                     10,203      4,269
Supplemental Disclosures of Noncash Activities:
 Loans exchanged for mortgage-backed securities                                                $   39,037     54,589
 Additions to real estate acquired in settlement of loans                                      $      878        272
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended September 30,1998 and 1997

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

  Certain operating financial data previously reported by Alliance Bancorp and Southwest Bancshares on a separate basis and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:

                                                           Three Months Ended                     Nine Months Ended
                                                  -------------------------------------------------------------------
                                                    March 31,         June 30,       September 30,      September 30,
(In thousands, except per share amounts)                 1998             1997               1997               1997
---------------------------------------------------------------------------------------------------------------------
Interest income
 Alliance Bancorp                                 $    25,637           23,329             26,507             68,697
 Southwest Bancshares                                   7,035            7,016              7,056             21,127
                                                  -------------------------------------------------------------------
  Combined                                        $    32,672           30,345             33,563             89,824

Net interest income
 Alliance Bancorp                                 $     9,879            8,890             10,993             27,403
 Southwest Bancshares                                   3,040            3,009              2,998              9,050
                                                  -------------------------------------------------------------------
  Combined                                        $    12,919           11,899             13,991             36,453

Noninterest income
 Alliance Bancorp                                 $     5,571            4,210              4,507             11,414
 Southwest Bancshares                                     605              355                370              1,007
                                                  -------------------------------------------------------------------
  Combined                                        $     6,176            4,565              4,877             12,421

Net income
 Alliance Bancorp                                 $     3,652            2,636              3,340              7,405
 Southwest Bancshares                                   1,185            1,011              1,059              3,066
                                                  -------------------------------------------------------------------
  Combined                                        $     4,837            3,647              4,399             10,471

Diluted earnings per share
 Alliance Bancorp                                 $      0.42             0.31               0.39               0.53
 Southwest Bancshares                                    0.36             0.31               0.38               0.61
                                                  -------------------------------------------------------------------
  Combined                                        $      0.41             0.31               0.37               0.93

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

                                                                               Before           Tax             Net
                                                                                 Tax         (Expense)        of Tax
(In thousands)                                                                 Amount        or Benefit       Amount
--------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1997
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
   the period                                                            $      2,933         (1,075)          1,858
Less: reclassification adjustment for gain (loss) included in
   net income                                                                      81            (32)             49
--------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                 $      2,852         (1,043)          1,809
--------------------------------------------------------------------------------------------------------------------

Three Months Ended September 30, 1998
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
   the period                                                            $      3,276         (1,130)          2,146
Less: reclassification adjustment for gain (loss) included in
   net income                                                                       -              -               -
--------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                 $      3,276         (1,130)          2,146
--------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 1997
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
   the period                                                           $       3,565         (1,296)          2,269
Less: reclassification adjustment for gain (loss) included in
   net income                                                                     162            (64)             98
--------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                $       3,403         (1,232)          2,171
--------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 1998
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
   the period                                                           $       2,324           (837)          1,487
Less: reclassification adjustment for gain (loss) included in
   net income                                                                     504           (201)            303
--------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                $       1,820           (636)          1,184
--------------------------------------------------------------------------------------------------------------------

(4)  Earnings per Share

  In 1997, FASB issued SFAS No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for the quarter and nine months ended September 30, 1997 have been restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                   Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                         ------------------------------------------------------------
(In thousands, except share data)                                 1998           1997           1998           1997
---------------------------------------------------------------------------------------------------------------------
Numerator:
  Net income                                               $       3,844          4,399         10,422         10,471
Denominator:
 Basic earnings per share-weighted average
   shares                                                     11,441,186     11,197,655     11,366,104     10,585,384
 Effect of dilutive securities-stock options                     537,904        668,768        607,592        650,375
 Diluted earnings per share-adjusted weighted
   average shares                                             11,979,090     11,866,423     11,973,696     11,235,759
Basic earnings per share                                   $        0.34           0.39           0.92           0.99
Diluted earnings per share                                 $        0.32           0.37           0.87           0.93

(5)  Commitments and Contingencies

  At September 30, 1998 the Company had outstanding commitments to originate and purchase loans of $123 million. Unused equity lines of credit available to customers were $94 million at September 30, 1998.

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

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 4.40% for the quarter ended September 30, 1998.

  The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1998, cash and cash equivalents totaled $31.3 million.

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

  The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, utilized $77.7 million for the nine months ended September 30, 1998. Net cash related to investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed and investment securities, offset by sales of mortgage-backed securities available for sale, maturities of investment securities available for sale, principal collections on loans and mortgage-backed securities, utilized $313.4 million for the nine months ended September 30, 1998. Net cash provided by financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds and the payment of dividends, totaled $363.9 million for the nine months ended September 30, 1998.

  In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company may engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through the Federal National Mortgage Association ("FNMA") are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At September 30, 1998 the Company had no forward commitments to sell FNMA mortgage-backed securities.

  The Bank's tangible capital ratio at September 30, 1998 was 7.29%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $119.9 million. The Bank's leverage capital ratio at September 30, 1998 was 7.29%. This exceeded the leverage capital requirement of 3.0% of adjusted assets by $88.8 million. The Bank's risk-based capital ratio was 13.99% at September 30, 1998. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $66.9 million.

CHANGES IN FINANCIAL CONDITION

  The Company had total assets of $2.1 billion at September 30, 1998, an increase of $377 million, or 21.9%, from December 31, 1997. Mortgage-backed and investment securities increased $199 million, loans increased $177 million, offset by an increase in borrowings of $365 million. One of the Bank's business strategies is to leverage its capital with increased securities investments, funded by FHLB borrowings.

  Loans totaled $1.4 billion at September 30, 1998, an increase of $177 million. Loan originations were $925 million for the nine months ended September 30, 1998, offset by loan sales of $471 million and principal repayments of $277 million.

  Deposits totaled $1.3 billion at September 30, 1998, a decrease of $1.6 million. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas.

  Stockholders' equity totaled $186 million at September 30, 1998, an increase of $10.7 million. At September 30, 1998, the number of common shares outstanding was 11,457,035 and the book value per common share outstanding was $16.20 per share. On September 18, 1998, the Company declared a $0.11 per share cash dividend payable October 14, 1998 to shareholders of record on September 30, 1998.

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

YEAR 2000


  The Company has established a Year 2000 Project plan to address systems and facilities changes necessary to properly recognize dates after 1999, has assigned implementation responsibilities, and has established management and Board reporting processes. All of the Company's significant financial accounting systems are provided under contract with major national banking systems providers who are progressing under their own Year 2000 plans. Most significant systems changes are scheduled to be completed by December 31, 1998. The Company's plan follows the five step approach required by its regulators:
Awareness, Assessment, Modification, Verification, and Implementation. The Company's project also addresses its other suppliers, customers, and other constituents, as well as remediation and business resumption contingency plans. The costs of the project, and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The primary uncertainty facing the Company is the ability of third party systems providers to identify and modify software as planned. Specific factors that might cause material differences from plans include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

  Additional information about the Company's Year 2000 status at September 30, 1998 was as follows:

  Readiness: The Company's plan includes both information technology ("IT") and non-IT systems. Most of the Company's primary Year 2000 exposures relate to IT systems, primarily to the vendor of its account processing systems. This is a large national banking systems vendor which as of June 30, 1998 reported that it had completed the remediation and implementation steps on the account processing systems used by the Company. This vendor is continuing to perform internal testing, and the Company is scheduled to perform its own tests in the fourth quarter.

  Costs: The Company has not incurred material costs specifically related to its Year 2000 program. The Company is being charged approximately $45,000 by its account processing vendor for testing arrangements, which is being billed over twelve months.

  Risks: The most significant risk anticipated by the Company is the possibility of interruptions to its account processing systems. Due to the progress described above, the Company does not presently foresee any material interruptions to these systems. The next most significant risk relates to interruptions in the payment processing systems, which are integrated with the Company's account processing systems. The Company is working with its payment processing vendors, the most significant of which are reported to be making satisfactory progress in complying with federal regulatory guidelines for Year 2000 readiness. These guidelines include the completion of remediation and the initiation of testing in 1998.

  Contingency Plans: The Company has taken actions to comply with federal regulatory requirements for Year 2000 contingency planning. The Company has established a contingency planning committee representing all of its major functional areas. The Company has established a contingency plan timetable and is currently developing risk analyses for its high priority business functions.

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

  In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective the first fiscal quarter after December 15, 1998. This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities." This statement revises the accounting for retained securities and beneficial interests along with the classification of the retained securities and beneficial interests. Management of the Company does not expect that the adoption of SFAS No. 134 will have a material effect on the consolidated financial statements of the Company.

ASSET QUALITY
NON-PERFORMING ASSETS

  The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at September 30, 1998 nor during the quarter ended September 30, 1998, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.

                                                                     Quarter Ended
                                         ---------------------------------------------------------------------
                                           September 30,      June 30,   March 31,  December 31,  September 30,
(Dollars in thousands)                          1998            1998       1998         1997          1997
--------------------------------------------------------------------------------------------------------------

Non-accrual mortgage loans
 90 days or more past due                       $  3,363         2,231      3,120         3,576          2,979
Non-accrual commercial loans
 90 days or more past due                              -             3         79             8              -
Non-accrual consumer loans
 90 days or more past due                             61           110        104           109             39
                                         ---------------------------------------------------------------------
Total non-performing loans                         3,424         2,344      3,303         3,693          3,018
Total foreclosed real estate                         212           261        792           634            687
                                         ---------------------------------------------------------------------
Total non-performing assets                     $  3,636         2,605      4,095         4,327          3,705
                                         ---------------------------------------------------------------------
Total non-performing loans
 to total loans                                     0.24%         0.18       0.26          0.30           0.24

Total non-performing assets
 to total assets                                    0.17%         0.13       0.21          0.25           0.21

CLASSIFICATION OF ASSETS

  The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

  As of September 30, 1998 the Company had total classified assets of $803,600, of which $667,600 were classified "substandard" and $136,000 were classified as "doubtful." The assets so classified consisted of single family residential loans and foreclosed single family residential loans (real estate owned).

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

  However, adjustable-rate loans are nearly as likely to refinance in low interest rate environments as fixed-rate loans. Often, interest rate cycles allow for these refinancings before the adjustable-rate loans can adjust to fully indexed market rates. In such declining interest rate environments, that result in high levels of loan refinancings, the Company may decide to acquire longer fixed-rate mortgage loans or mortgage-backed securities. To provide an acceptable level of interest rate risk, the Company has implemented a funding strategy using long-term Federal Home Loan Bank borrowings. Imbalances in repricing opportunities at any point in time constitute an interest sensitivity gap, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any potential activity and are best used as early indicators of potential interest rate exposures.

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

INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                                            At September 30, 1998
                                                      ---------------------------------------------------------------
                                                                        More Than    More Than
                                                          1 Year         1 Year       3 Years    More Than
(Dollars in thousands)                                   Or Less       To 3 Years   To 5 Years    5 Years     Total
---------------------------------------------------------------------------------------------------------------------

Interest-Earning Assets:
Mortgage loans (1)                                    $   472,353         234,558      162,560     366,206  1,235,677
Equity lines of credit (1)                                 93,696               -            -           -     93,696
Consumer loans and leases (1)                              10,753          22,546       36,329       7,212     76,840
Mortgage-backed securities (2)                            212,509          74,546       49,362     130,737    467,154
Interest-bearing deposits                                  15,057               -            -           -     15,057
Investment securities (2)                                 107,427          10,512        1,620       2,506    122,065
---------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                            911,795         342,162      249,871     506,661  2,010,489

Interest-Bearing Liabilities:
Regular savings accounts                                   24,775          36,047       24,277      90,393    175,492
NOW interest-bearing accounts                              26,756          24,007        6,419       9,665     66,847
Money market accounts                                      60,821          12,760        7,979      25,219    106,779
Certificate accounts                                      723,100         161,667       18,632           -    903,399
Borrowed funds                                            257,235         102,650      112,500     100,000    572,385
Collateralized mortgage obligations                           208               -            -           -        208
---------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                     1,092,895         337,131      169,807     225,277  1,825,110
---------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                              $  (181,100)          5,031       80,064     281,384    185,379
---------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap                   $  (181,100)       (176,069)     (96,005)    185,379
---------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
 percentage of total assets                                 (8.64)%         (8.40)       (4.58)       8.85
Cumulative net interest-earning assets as a
 percentage of interest-bearing liabilities                 83.43 %         87.69        94.00      110.16
---------------------------------------------------------------------------------------------------------------------

(1) For purposes of the gap analysis, mortgage, equity and consumer loans and leases are not reduced by the allowance for loan losses and are reduced for non-performing loans.

(2) Mortgage-backed and investment securities are not increased (decreased) by unrealized gains (losses) resulting from the accounting for available for sale securities under FASB No. 115.

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



                                             Three Months  Ended   September 30,                    Nine Months Ended September 30,
                                -----------------------------------------------------------------   ------------------------------
                                                 1998                              1997                            1998
                                ----------------------------------   ----------------------------   --------------------------------
                                                           Average                        Average                            Average
                                   Average                 Yield/      Average             Yield/      Average                Yield/
(Dollars in thousands)             Balance     Interest     Cost       Balance   Interest   Cost       Balance    Interest     Cost
-------------------------------------------------------------------------------------------------   --------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net               $ 1,182,781  $ 21,685     7.33%   $ 1,156,749  $ 23,949    8.28%   $  1,128,450  $ 63,291    7.48%
Equity lines of credit                 95,410     1,915     7.96         87,217     1,765    8.03          94,135     5,610    7.97
Consumer loans and leases              67,376     1,411     8.38         35,469       755    8.51          54,476     3,403    8.33
Mortgage-backed securities            489,178     8,012     6.55        229,321     3,869    6.75         412,966    20,580    6.64
Interest-bearing deposits              10,779       152     5.52         26,989       380    5.51          50,652     2,163    5.63
Federal funds sold                          -         -        -              -         -       -               -                 -
Commercial paper                            -         -        -              -         -       -               -                 -
Investment securities                 134,851     2,391     7.09        162,389     2,845    7.01         143,831     7,545    6.99
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets       1,980,375    35,566     7.18      1,698,134    33,563    7.90       1,884,510   102,592    7.26
Noninterest-earning assets             60,087                            80,152                            76,851
------------------------------------------------------------------------------------------------------------------------------------
Total assets                      $ 2,040,462                       $ 1,778,286                      $  1,961,361
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders'
  Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                    1,085,204    $ 14,210   5.20%   $ 1,056,489  $ 14,023    5.27%    $ 1,087,649   $ 42,426   5.22%
NOW interest-bearing accounts          70,707       181     1.02         71,980       324    1.79          70,909        551   1.04
Money market accounts                 109,479       901     3.27        116,536       972    3.31         110,527      2,654   3.21
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                      1,265,390     15,292     4.79     1,245,005    15,319    4.88       1,269,085     45,631   4.81
Funds borrowed:
Borrowed funds                        503,380      7,136     5.55       276,325     4,210    5.96         421,232     17,826   5.58
Collateralized mortgage
  obligations                             208          6    11.54         1,388        43   12.39             505         44  11.68
------------------------------------------------------------------------------------------------------------------------------------
Total funds borrowed                  503,588      7,142     5.55       277,713     4,253    5.99         421,737     17,870   5.59
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                       1,768,978     22,434     5.01     1,522,718    19,572    5.08       1,690,822     63,501   5.00
Other liabilities                      88,698                            87,292                            90,970
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                   1,857,676                         1,610,010                         1,781,792
Stockholders' equity                  182,786                           168,276                           179,569
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity             $ 2,040,462                       $ 1,778,286                       $ 1,961,361
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/
 interest rate spread                           $ 13,132     2.17%               $ 13,991    2.82%                  $ 39,091   2.26%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
 net interest margin              $   211,397                2.65%  $   175,416              3.30%    $  193,688               2.77%
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets to
 interest-bearing liabilities            1.12X                             1.12X                            1.11X
------------------------------------------------------------------------------------------------------------------------------------




                                             Nine Months Ended September 30,
                                        -------------------------------------          At  September 30,
                                                         1997                                1998
                                        -------------------------------------      -----------------------
                                                                    Average
                                            Average                  Yield/                         Yield/
(Dollars in thousands)                      Balance      Interest     Cost            Balance        Cost
----------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net                       $  1,139,208    $ 66,406    7.77%        $   1,232,482       7.52%
Equity lines of credit                          79,871       4,832    8.09                93,919       8.18
Consumer loans and leases                       32,079       1,846    7.67                76,919       8.35
Mortgage-backed securities                     185,853       9,544    6.85               470,836       6.80
Interest-bearing deposits                       22,881         964    5.55                15,057       5.60
Federal funds sold                                 356          15    5.56                     -          -
Commercial paper                                   892          37    5.47                     -          -
Investment securities                          123,080       6,180    6.69               122,899       6.94
-----------------------------------------------------------------------------------------------------------
Total interest-earning assets                1,584,220      89,824    7.56             2,012,112       7.36
Noninterest-earning assets                      74,465                                    87,447
-----------------------------------------------------------------------------------------------------------
Total assets                              $  1,658,685                              $  2,099,559
-----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equit
Interest-bearing liabilities:
Deposits:
Savings accounts                         $     994,192    $ 38,477    5.17%            1,078,891       5.30%

NOW interest-bearing accounts                   67,032         991    1.98                66,847       1.06
Money market accounts                          117,845       2,864    3.25               106,779       3.20
-----------------------------------------------------------------------------------------------------------
Total deposits                               1,179,069      42,332    4.80             1,252,517       4.89
Funds borrowed:
Borrowed funds                                 238,285      10,885    6.02               572,385       5.49
Collateralized mortgage obligations              1,684         154   12.19                   208       7.90
-----------------------------------------------------------------------------------------------------------
Total funds borrowed                           239,969      11,039    6.07               572,593       5.49
-----------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           1,419,038      53,371    5.01             1,825,110       5.08
Other liabilities                               82,037                                    88,847
-----------------------------------------------------------------------------------------------------------
Total liabilities                            1,501,075                                 1,913,957
Stockholders' equity                           157,610                                   185,602
-----------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                    $ 1,658,685                              $  2,099,559
-----------------------------------------------------------------------------------------------------------
Net interest income/
   interest rate spread                                   $ 36,453    2.55%                            2.28%
-----------------------------------------------------------------------------------------------------------
Net interest-earning assets/
   net interest margin                     $   165,182                3.06%
-----------------------------------------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities                   1.12X
-----------------------------------------------------------------------------------------------------------

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


                                                Three Months Ended September 30, 1998
                                                             Compared To
                                                Three Months Ended September 30, 1997
                                        ---------------------------------------------------
                                                         Increase (Decrease)
                                                        In Net Interest Income
                                                                Due To
                                        ---------------------------------------------------

(In thousands)                                 Volume              Rate               Net
-------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net                     $         530             (2,794)            (2,264)
Equity lines of credit                            165                (15)               150
Consumer loans and leases                         668                (12)               656
Mortgage-backed securities                      4,261               (118)             4,143
Interest-bearing deposits                        (229)                 1               (228)
Federal funds sold                                  -                  -                  -
Commercial paper                                    -                  -                  -
Investment securities                            (486)                32               (454)
-------------------------------------------------------------------------------------------
 Total                                          4,909             (2,906)             2,003
-------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                          251               (278)               (27)
Funds borrowed                                  3,188               (299)             2,889
-------------------------------------------------------------------------------------------
 Total                                          3,439               (577)             2,862
-------------------------------------------------------------------------------------------
Net change in net interest income       $       1,470             (2,329)              (859)
-------------------------------------------------------------------------------------------


                                                   Nine Months Ended September 30, 1998
                                                               Compared To
                                                   Nine Months Ended September 30, 1997
                                          ---------------------------------------------------
                                                           Increase (Decrease)
                                                          In Net Interest Income
                                                                  Due To
                                          ---------------------------------------------------

(In thousands)                                    Volume              Rate              Net
---------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net                                (629)            (2,486)            (3,115)
Equity lines of credit                              851                (73)               778
Consumer loans and leases                         1,386                171              1,557
Mortgage-backed securities                       11,337               (301)            11,036
Interest-bearing deposits                         1,185                 14              1,199
Federal funds sold                                  (15)                 -                (15)
Commercial paper                                    (37)                 -                (37)
Investment securities                             1,078                287              1,365
---------------------------------------------------------------------------------------------
 Total                                           15,156             (2,388)            12,768
---------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                          3,212                 87              3,299
Funds borrowed                                    7,669               (838)             6,831
---------------------------------------------------------------------------------------------
 Total                                           10,881               (751)            10,130
---------------------------------------------------------------------------------------------
Net change in net interest income                 4,275             (1,637)             2,638
---------------------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

GENERAL

  Net income totaled $3,844,000, or $0.32 per diluted share for the three months ended September 30, 1998, as compared to $4,399,000, or $0.37 per diluted share reported for the quarter ended September 30, 1997. The quarter ended September 30, 1997 included additional interest income received of $1.7 million on two large loans that were settled and paid off. The effect of this additional income approximated $0.09 per diluted share. Net interest income for the three months ended September 30, 1998 was $13.1 million, a decrease of $859,000, or 6.1%, from the September 30, 1997 quarter of $14.0 million. On June 30, 1998, the Company completed its acquisition of Southwest Bancshares, which was accounted for as a pooling-of-interests.

INTEREST INCOME

  Interest income for the quarter ended September 30, 1998 totaled $35.6 million, an increase of $2.0 million, or 6.0%, from the prior year's quarter. Interest income on mortgage loans decreased $2.3 million, or 9.5%, to $21.7 million from the September 1997 quarter. The decrease in interest income is primarily related to two large loans that that were settled and paid off in the amount of $1.7 million received in the September 1997 quarter. The annualized average yield on the mortgage loan portfolio decreased to 7.33% for the three months ended September 30, 1998 from 8.28% for the 1997 period. The yield on the mortgage portfolio for the September 1997 quarter, exclusive of the additional $1.7 million of interest received, would have been 7.69%. The average balance of the mortgage portfolio increased $26 million. Interest income on equity lines of credit increased $150,000, or 8.5%, to

$1.9 million from the prior year's quarter, primarily as a result of the Bank's promotion of this product. The average balance of equity lines of credit increased $8.2 million, or 9.4%, to $95.4 million from $87.2 million from the September 1997 quarter. Interest income on consumer loans and leases increased $656,000 to $1.4 million for the three months ended September 30, 1998. The average balance of the consumer loans and leases increased $31.9 million from the 1997 period, primarily as a result of indirect auto lending. Interest income on mortgage-backed securities for the three months ended September 30, 1998 increased $4.1 million to $8.0 million and the average balance of the mortgage-backed securities portfolio increased $259.9 million from the September 1997 period. The increases in both interest income and the average balances of the mortgage-backed securities portfolio is primarily the result of the Bank's strategy to increase income and leverage capital through additional purchases of mortgage-backed securities funded by Federal Home Loan Bank borrowings. Interest income on investment securities for the three months ended September 30, 1998 decreased $454,000 to $2.4 million and the average balance of the investment securities portfolio decreased $27.5 million from the September 1997 period. This was primarily the result of certain investments being called due to the changing rate environment.

INTEREST EXPENSE

  Interest expense on deposit accounts decreased slightly by $27,000 for the quarter ended September 30, 1998 compared to the prior year's quarter. The annualized average cost of deposits for the three months ended September 30, 1998 was 4.79%, a decrease from the annualized average cost of 4.88% for the September 1997 period. The average interest-bearing deposit base increased $20.4 million to $1.3 billion during the 1998 period. For the quarter ended September 30, 1998, the Company recorded interest expense on borrowed funds of $7.1 million on an average balance of $503 million at an annualized cost of 5.55% primarily related to FHLB borrowings. Additional net proceeds from FHLB borrowings for the three months ended September 30, 1998 totaled $48 million.

NET INTEREST INCOME

  Net interest income for the three months ended September 30, 1998 decreased $859,000 or 6.1%, to $13.1 million from the 1997 period. The annualized average yield on interest-earning assets decreased from 7.90% to 7.18% when comparing the 1997 and 1998 quarters. As previously stated, the September 1997 quarter included additional interest income of $1.7 million which had an effect of approximately 0.40% on the 1997 annualized average yield on interest-earning assets. The annualized average cost of interest-bearing liabilities decreased from 5.08% to 5.01%. This resulted in an annualized average net interest rate spread of 2.17% for the three-month period ended September 30, 1998 compared to 2.82% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the quarter ended September 30, 1998 compared to the 1997 quarter.

PROVISION FOR LOAN LOSSES

  Based on management's evaluation of the loan portfolio, a provision of $50,000 for loan losses was recorded during the quarter ended September 30, 1998. The amount of non-performing loans at September 30, 1998, was $3.4 million, or 0.24% of total loans, compared to $3.0 million or 0.24% of total loans at September 30, 1997.

NONINTEREST INCOME

  Total noninterest income for the three months ended September 30, 1998 was $4.7 million, a decrease of $192,000 from the 1997 period. Other fees and commissions decreased $368,000, primarily due to a reduction in loan origination fees contributed by Preferred. During the September 1998 quarter, the Bank retained approximately 50% of the loans originated by Preferred, which requires the fees generated on these loans to be deferred and amortized over the life of the loans. The current quarter includes a valuation reserve of $108,000 related to mortgage servicing rights and a write-down of $83,500 in value of various equity securities, reflecting decreases in their respective market values. Offsetting these decreases were gains on sales of loans of $339,000 and real estate income of $384,000.

NONINTEREST EXPENSE

  Noninterest expense for the quarter ended September 30, 1998 totaled
$11.3 million, a decrease of $483,000, or 4.1% from the prior year's quarter. The September 1997 quarter included a charge of $806,000 of non-recurring expenses, that included employment expense, retirement costs and additional costs pertaining to the Liberty Bancorp merger. Excluding the non-recurring expense charged in 1997, noninterest expense increased $323,000.

INCOME TAX PROVISION

  The provision for income taxes for the three months ended September 30, 1998 was $2.6 million. The effective tax rate for the three months ended September 30, 1998 was 40.6% compared to the effective tax rate of 37.9% for the prior year quarter.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

GENERAL

  Net income totaled $10,422,000, or $0.87 per diluted share for the nine months ended September 30, 1998, as compared to $10,471,000, or $0.93 per diluted share reported for the nine months ended September 30, 1997. On June 30, 1998, the Company completed its acquisition of Southwest Bancshares, which was accounted for as a pooling-of-interests. The current period includes acquisition related costs, totaling $3,795,000, reducing after-tax net income by $2,679,000, resulting in a decrease in diluted earnings per share by $0.22. These costs include professional fees, data processing conversion penalties and employee severance. Net interest income for the nine months ended September 30, 1998 was $39.1 million, an increase of $2.6 million, or 7.2%, from the September 30, 1997 period of $36.5 million. The operating results for the nine months ended September 30, 1997 include Liberty Bancorp from the date of merger, February 10, 1997.

INTEREST INCOME

  Interest income for the nine months ended September 30, 1998 totaled
$102.6 million, an increase of $12.8 million, or 14.2%, from the prior year's period. Interest income on mortgage loans decreased $3.1 million, or 4.7%, to $63.3 million from the September 1997 period. The average balance of the mortgage portfolio decreased $10.8 million. The annualized average yield on the mortgage loan portfolio decreased to 7.48% for the nine months ended September 30, 1998 from 7.77% for the 1997 period. The Bank's mortgage loan portfolio is being affected by the current market conditions for refinancing single family residences. The overall loan portfolio increased $177 million from December 31, 1997. Interest income on equity lines of credit increased $778,000, or 16.1%, to $5.6 million from the prior year's period, primarily as a result of the Bank's promotion of this product. The average balance of equity lines of credit increased $14.3 million, or 17.9%, to $94.1 million from $79.9 million from the September 1997 period. Interest income on consumer loans and leases increased $1.6 million to $3.4 million for the nine months ended September 30, 1998. The average balance of the consumer loans and leases increased $22.4 million from the 1997 period, primarily as a result of indirect auto lending. Interest income on mortgage-backed securities for the nine months ended September 30, 1998 increased $11.0 million to $20.6 million and the average balance of the mortgage-backed securities portfolio increased $227.1 million from the September 1997 period. Interest income on investment securities for the nine months ended September 30, 1998 increased $1.4 million to $7.5 million and the average balance of the investment securities portfolio increased $20.8 million from the September 1997 period. The increases in both interest income and the average balances of the securities portfolios are primarily the result of the Bank's strategy to increase income and leverage capital through additional purchases of investments and mortgage-backed securities funded by Federal Home Loan Bank borrowings. Purchases of mortgage-backed and investment securities for the nine months ended September 30, 1998 totaled $437 million.

INTEREST EXPENSE

  Interest expense on deposit accounts increased $3.3 million, or 7.8%, to $45.6 million, for the nine months ended September 30, 1998 compared to the prior year's period. The annualized average cost of deposits for the nine months ended September 30, 1998 was 4.81%, an increase from the annualized average cost of 4.80% for the

September 1997 period. The average interest-bearing deposit base increased $90.0 million to $1.3 billion during the 1998 period. For the nine months ended September 30, 1998, the Company recorded interest expense on borrowed funds of $17.8 million on an average balance of $421 million at an annualized cost of 5.58% primarily related to FHLB borrowings. Additional net proceeds from FHLB borrowings for the nine months ended September 30, 1998 totaled $365 million.

NET INTEREST INCOME

  Net interest income for the nine months ended September 30, 1998 increased $2.6 million or 7.2%, to $39.1 million from the 1997 period. The annualized average yield on interest-earning assets decreased from 7.56% to 7.26% when comparing the 1997 and 1998 periods. The annualized average cost of interest-bearing liabilities decreased from 5.01% to 5.00%. This resulted in an annualized average net interest rate spread of 2.26% for the nine-month period ended September 30, 1998 compared to 2.55% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the nine months ended September 30, 1998 compared to the 1997 period.

PROVISION FOR LOAN LOSSES

  Based on management's evaluation of the loan portfolio, a provision of $212,000 for loan losses was recorded during the nine months ended September 30, 1998. The amount of non-performing loans at September 30, 1998, was $3.4 million, or 0.24% of total loans, compared to $3.0 million or 0.24% of total loans at September 30, 1997.

NONINTEREST INCOME

  Total noninterest income for the nine months ended September 30, 1998 was $15.7 million, an increase of $3.3 million from the 1997 period. Other fees and commissions increased $1.4 million, primarily due to an increase in security brokerage fees contributed by Liberty Financial Services, Inc. of $619,000 and an increase in loan origination fees contributed by Preferred of $352,000. The current nine months includes gains on sales of loans and mortgage-backed securities of $817,000, compared to a net loss of $286,000 for the 1997 period. The current period includes a gain of $326,000 on the sale of $51 million of mortgage-backed securities compared to a loss of $396,000 on the sale of $59 million in adjustable-rate mortgage loans recorded in the 1997 period. The sales of both the mortgage-backed securities and the loans and the subsequent reinvestment of the proceeds was completed to enhance the Bank's asset and liability mix. Income from real estate operations for the nine months ended September 30, 1998 included income of $474,000 related to the termination of a real estate venture.

NONINTEREST EXPENSE

  Noninterest expense for the nine months ended September 30, 1998 totaled $37.1 million, an increase of $5.0 million, or 15.7% from the prior year's period. This increase is primarily related to acquisition costs including professional fees, data processing conversion penalties and employee severance of $3.8 million recorded during the current period related to the Southwest Bancshares' acquisition. The 1997 nine months ended included $1.4 million in non-recurring expenses related to the merger of Liberty Bancorp, which was consummated on February 10, 1997.

INCOME TAX PROVISION

  The provision for income taxes for the nine months ended September 30, 1998 was $7.1 million. The effective tax rate for the nine months ended September 30, 1998 was 40.4% compared to the effective tax rate of 37.6% for the prior year period. The current period included certain acquisition costs which were not tax deductible.

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

Item 5.  Other Information

                Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                (a) Exhibit No. 11 Statement re: Computation of Per Share
                Earnings

                                                                               Three Months Ended
                                                                      Sept. 30, 1998       Sept. 30, 1997
                                                                  ----------------------------------------
Net income                                                           $    3,844,000              4,399,000
                                                                  ----------------------------------------

Basic earnings per share-weighted average shares                         11,441,186             11,197,655

Effect of dilutive securities-stock options                                 537,904                668,768
                                                                  ----------------------------------------

Diluted earnings per share-adjusted weighted average shares              11,979,090             11,866,423
                                                                  ----------------------------------------

Basic earnings per share                                             $         0.34                   0.39
                                                                  ----------------------------------------

Diluted earnings per share                                           $         0.32                   0.37
                                                                  ----------------------------------------

                                                                             Nine Months Ended
                                                                    Sept. 30, 1998       Sept. 30, 1997
                                                                ------------------------------------------
Net income                                                             $   10,422,000           10,471,000
                                                                ------------------------------------------

Basic earnings per share-weighted average shares                           11,366,104           10,585,384

Effect of dilutive securities-stock options                                   607,592              650,375
                                                                ------------------------------------------

Diluted earnings per share-adjusted weighted average shares                11,973,696           11,235,759
                                                                ------------------------------------------

Basic earnings per share                                               $         0.92                 0.99
                                                                ------------------------------------------

Diluted earnings per share                                             $         0.87                 0.93
                                                                ------------------------------------------

        (b)    Reports on Form 8-K

          A report on Form 8-K was filed by the Company on August 26, 1998 for the purposes of reporting, pursuant to Item 5 of the Form 8-K, the financial results for the 31 day period ended July 31, 1998 for the combined operations of Alliance Bancorp, taking into account the merger of Southwest Bancshares, Inc. with and into Alliance Bancorp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Alliance Bancorp




Dated:      November 7, 1998                     /s/   Kenne P. Bristol
            ----------------                           -----------------------
                                                       Kenne P. Bristol
                                                       President and
                                                       Chief Executive Officer




Dated:      November 7, 1998                    /s/    Richard A. Hojnicki
            ----------------                           ------------------------
                                                       Richard A. Hojnicki
                                                       Executive Vice President
                                                       Chief Financial Officer