Form 10-K
period 1998-12-31
ALLIANCE BANCORP
filed 1999-03-22
CIK 885638

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE YEAR ENDED DECEMBER 31, 1998              COMMISSION FILE NO.:   0-20082


                               ALLIANCE BANCORP

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


     DELAWARE                                                    36-3811768
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                       I.D. No.)

                  ONE GRANT SQUARE, HINSDALE, ILLINOIS 60521
                   (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 323-1776
                           ________________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                    COMMON STOCK PAR VALUE $0.01 PER SHARE
                               (TITLE OF CLASS)
                           ________________________


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES ____ NO  X .
                                                         ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]


     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, I.E., PERSONS OTHER THAN DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, IS $205,802,957 AND IS BASED UPON THE LAST SALES PRICE AS QUOTED ON NASDAQ FOR MARCH 11, 1999.

    THE REGISTRANT HAD 11,352,781 SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 11, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE


     PART III-PORTIONS OF THE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.
================================================================================

                                     PART I
ITEM 1.   BUSINESS.

GENERAL

  Alliance Bancorp ( the "Company") is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is engaged in the business of providing financial service products to the public through its wholly-owned subsidiary, Liberty Federal Bank (the "Bank").

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

  The Bank is a community-oriented company providing financial services through twenty full service retail banking facilities in Chicago; north, west and southwestern Cook County; and DuPage County in Illinois. The Bank offers a variety of deposit products in an attempt to attract funds from the general public in highly competitive market areas surrounding its offices. In addition to deposit products, the Bank also offers its customers financial advice and security brokerage services through INVEST Financial Corporation ("INVEST"). The Bank invests its retail deposits primarily in mortgage and consumer loans, investment securities and mortgage-backed securities, secured primarily by one- to four-family residential loans.

  The earnings of the Bank are primarily dependent on its net interest income, which is the difference between the interest income earned on its loans, mortgage-backed and investment securities portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings.

  On May 31, 1995, the Company acquired Preferred Mortgage Associates, Ltd. ("Preferred"), one of the largest mortgage brokers in the Chicago metropolitan area. Preferred has four mortgage origination offices including its headquarters in Downers Grove, Illinois. Established in 1987, Preferred brokered loans for approximately twenty-five separate lenders in 1998. The Bank has historically purchased approximately 20% of Preferred's annual loan origination volume. The acquisition of Preferred has resulted in increases in both noninterest income and noninterest expense.

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

     On February 10, 1997, the Company and Liberty Bancorp, Inc., the holding company for Liberty Federal Savings Bank, consummated their merger in a stock-for-stock exchange. Liberty Federal Savings Bank was merged into Hinsdale Federal Bank for Savings, and the resulting Bank operates under the name Liberty Federal Bank. The transaction was accounted for under the purchase method of accounting and 1.054 shares of Alliance Bancorp common stock were exchanged for each share of Liberty Bancorp outstanding common stock. There were 3,930,405 shares of common stock of Alliance Bancorp issued for 3,733,013 shares of Liberty Bancorp common stock. Liberty Bancorp had total assets of $680 million and deposits of $516 million at the date of the merger. The fair value of the net assets acquired approximated the purchase price, accordingly; no goodwill was recorded. Earnings for the year ended December 31, 1997 includes the earnings of Liberty Bancorp from the date of merger.

  On June 30, 1998, the Company consummated the acquisition of Southwest Bancshares, the holding company for Southwest Federal Savings and Loan Association of Chicago ("the Association"). The transaction was accounted for under the pooling-of-interests method of accounting and 1.1981 shares of Alliance Bancorp common stock were exchanged for each share of Southwest Bancshares outstanding common stock. There were 3,411,500 shares of Alliance Bancorp shares issued for 2,847,585 shares of Southwest Bancshares. Southwest Bancshares had total assets of $391 million and deposits of $308 million at the date of acquisition. The consolidated financial statements of Alliance Bancorp for periods prior to the combination have been restated to include the accounts and the results of operations of Southwest Bancshares for all periods presented.

MARKET AREA AND COMPETITION

  The Bank's deposit gathering and lending areas include Chicago; north, west and southwestern Cook County; and DuPage County in Illinois, where the Bank's offices are located. The Bank currently operates out of twenty full service locations. The Bank's home office is located in Hinsdale, Illinois. Management believes that all of its offices are located in communities that can generally be characterized as stable residential neighborhoods of predominantly one and two family residences. Preferred's market area includes the entire Chicago Metropolitan area.

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

LENDING ACTIVITIES

GENERAL

  The Company's loan portfolio, which totaled $1.3 billion at December 31, 1998, consists primarily of first mortgage loans secured by one-to four-family residences. At December 31, 1998, 62% of total loans receivable consisted of one-to four-family residential loans, of which 40% were adjustable-rate mortgage loans ("ARMs"). The remaining loans consisted of multi-family residential loans ($166 million), commercial real estate loans ($113 million), construction and land loans ($59 million), commercial leases ($24 million), home equity lines of credit ($92 million), commercial business loans ($4 million), and consumer loans ($58 million), consisting of home equity loans, student loans, personal loans and automobile loans.

  All mortgage loans are reviewed by the Board of Directors, and all loans in excess of $1,000,000 are individually reviewed by the Board of Directors prior to issuance of a commitment. All loans between $300,000 and $1,000,000 require review and approval by the Senior Management Credit Review Committee.

ONE-TO FOUR-FAMILY MORTGAGE LOANS

  The Bank offers a variety of first mortgage loans secured by one-to four-family, primarily owner-occupied, residences, including townhouse and condominium units, located within the Bank's lending area. Fixed-rate conforming mortgage loans are originated or purchased by the Bank to be held in the portfolio or sold into the secondary market. The Bank originates or purchases one-to four-family residential mortgage loans in amounts up to 97% of the appraised value of the secured property. In cases where the loan to value ratio exceeds 80%, the Bank requires private mortgage insurance on the loan. Adjustable-rate mortgage loans are originated or purchased for the Bank's own portfolio. The Bank generally follows Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for all one-to four-family residential mortgage loans. The Bank's primary source of loan originations is through Preferred. Preferred operates out of four locations in the Chicago area as well as through the Bank's retail offices. Preferred's loan origination staff are commission based employees. They obtain loan referrals from realtors, builders, past customers, as well as through mass media marketing. The Bank will only purchase residential first mortgage loans that meet the Bank's underwriting standards, which generally follow FNMA and FHLMC guidelines. For the year ended December 31, 1998, one-to four-family mortgage loan originations and purchases totaled $1 billion.

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

MORTGAGE BANKING PROGRAM

  The mortgage banking activities of the Bank are performed in conjunction with the origination and purchase of conforming fixed-rate mortgage loans which may be securitized through FNMA for sale into the secondary market or sold to FNMA as whole loans for cash, generally with servicing retained. The servicing fee income is generally .25% of the total loan balances serviced.

  The Bank's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Bank may engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Bank's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified price and at a specified future date. The loans securitized through FNMA are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Bank that, if the Bank is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price.

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

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING

  At December 31, 1998, multi-family loans represent 12% of total loans receivable. Multi-family residential mortgage loans are offered under the Bank's ARM or balloon programs with various initial rate periods. Multi-family owner-occupied residential mortgage loans are made for terms to maturity of up to 30 years, carry a loan-to-value ratio of approximately 80% and require a positive net operating income to debt service ratio. Loans secured by multi-family properties are qualified on the basis of rental income generated by the property. Commercial real estate loans include loans secured by retail stores, office buildings, office/warehouse, mixed use properties, and other non-residential properties. At December 31, 1998, commercial real estate loans represent 8% of total loans receivable. Commercial real estate and non owner-occupied multi-family residential loans are underwritten based on cash flows on both a current and an as-projected basis and, in general, require a positive debt ratio coverage of 1.00 to 1.15. In most instances, the Bank obtains a guarantee from the borrower/developer. The management skills of the borrower are analyzed as part of the underwriting review process.

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

CONSTRUCTION LENDING

  At December 31, 1998, construction loans represent 4% of total loans receivable. The Bank has a residential construction loan program which combines the construction loan and the mortgage loan in one closing. The Bank also handles inspections for the customer and offers single or multiple payout options. At December 31, 1998, residential construction loans represent 43% of total construction loans. The remainder of the construction loan portfolio at December 31, 1998, represents construction loans for non-residential and multi-family purposes. The Bank makes loans on unimproved vacant property and for the purpose of land acquisition and development when the borrower is expected to commence construction within 18 months. Multi-family construction loans represent 41% of the construction portfolio at December 31, 1998. Non-residential real estate and multi-family residential construction loans are underwritten based on cash flows on an as-projected basis and, in general, require a positive debt ratio coverage of 1.00 to 1.15. In most instances, the Bank obtains a guarantee from the borrower/developer. The management skills of the borrower is also analyzed as part of the underwriting review process.

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

EQUITY LINES OF CREDIT AND CONSUMER LOANS

  The Bank originates home equity loans secured by one-to four-family residences in its primary market area. The Bank's underwriting procedures for these loans include a review of the completed loan application, satisfactory credit report and verification of stated income and other financial information. An appraisal of the property securing the equity loan is required. Title insurance is obtained on equity loans over $100,000. For equity loans that are less than $100,000, the title is verified by a title search and a second lien position is secured. The Bank currently originates two types of equity loans. One is a home equity line of credit, which is originated for loan amounts ranging from $2,500 to $300,000 not to exceed 100% of the property's current appraised value less all existing liens. These loans carry a variable interest rate which adjusts monthly based upon the prime rate, as published in the Wall Street
                                                               -----------
Journal.  The loan term is seven years and the majority of these loans require
--------
interest only payments with the full outstanding principal balance due at the maturity of the loan. The Bank also grants fixed-rate home equity loans for loan amounts up to $200,000, not to exceed 100% of the current appraised value of the related property less all existing liens. In cases were the loan to value ratio exceeds 80%, the Bank requires private mortgage insurance on the loan.

  The Bank offers automobile financing to customers within its market areas. Credit is offered to qualified borrowers for loan amounts up to 80% of the market value of the automobile at competitive rates with terms ranging from 30 to 60 months, depending on the age of the car.

  The Bank expanded its automobile lending to include indirect dealer financing in 1998 by hiring a qualified staff of professionals experienced in automobile dealer financing. At December 31, 1998, the balance of the indirect auto portfolio was $48 million.

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

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.




                                               At December 31,                                   At September 30,
                                         1998                   1997              1996                  1995               1994
                                ------------------------------------------  ------------------------------------------------------
                                            Percent              Percent              Percent            Percent            Percent
                                                 of                   of                   of                 of                 of
                                   Amount     Total     Amount     Total     Amount     Total     Amount   Total    Amount    Total
                                --------------------  --------------------  --------- --------  -------- -------- -------- --------
                                                                              (Dollars in thousands)
Mortgage loans:
 One-to four-family             $  856,343     62.36%    857,409    68.50    652,572    75.27    690,564    79.31  624,376   77.90
 Multi-family                      165,628     12.06     125,392    10.02     75,721     8.74     73,991     8.50   76,071    9.49
 Commercial real estate            112,826      8.22      83,381     6.66     45,995     5.31     40,268     4.63   39,287    4.90
 Construction                       56,949      4.15      36,318     2.90     18,827     2.17     14,086     1.62   18,862    2.35
 Land                                2,167      0.16      11,612     0.93     13,137     1.52     17,202     1.98   14,253    1.78
                                --------------------  --------------------  --------- -------   -------- -------- -------- -------
   Total mortgage loans          1,193,913     86.95   1,114,112    89.01    806,252    93.01    836,111    96.04  772,849   96.42
Other loans:
 Commercial leases                  24,243      1.77      35,502     2.84          -        -          -        -        -       -
 Home equity lines of credit        92,266      6.72      89,871     7.18     55,464     6.40     22,458     2.58   16,488    2.06
 Commercial business loans           4,325      0.31       4,286     0.34        478     0.06        475     0.05      475    0.06
 Consumer loans                     58,453      4.25       7,931     0.63      4,629     0.53     11,547     1.33   11,734    1.46
                                --------------------  --------------------  --------- -------   -------- -------- -------- -------

   Total loans receivable        1,373,200    100.00%  1,251,702    100.00   866,823   100.00    870,591   100.00  801,546  100.00
                                             =======              ========            =======             =======          =======


Add (deduct):
 Loans in process                  (33,615)              (19,541)            (11,240)            (11,092)          (14,335)
 Premiums and deferred loan
   fees, net                           166                   262              (1,039)             (1,266)           (1,338)
 Allowance for loan losses          (6,350)               (6,170)             (3,163)             (3,343)           (3,486)
                                -----------          ------------          -----------          ----------        ---------
 Loans receivable, net          $1,333,401             1,226,253             851,381             854,890           782,387
                                ===========          ============          ===========          ==========        =========

  The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the periods indicated:



                                                                   Year Ended          Year Ended          Year Ended
                                                                  December 31,        December 31,       September 30,
                                                                      1998                1997                1996
                                                             -----------------------------------------------------------
                                                                                    (In thousands)
Total loans receivable:
 At beginning of period                                      $         1,251,702             886,391             870,591
 Mortgage loans originated:
   One-to four-family                                                  1,040,827             598,660             511,170
   Multi-family                                                           74,551              27,024              12,096
   Commercial real estate                                                 38,762              19,439               6,973
   Construction                                                           48,506              27,003              33,874
   Land                                                                    4,167              11,688               3,286
                                                             -----------------------------------------------------------
    Total mortgage loans originated                                    1,206,813             683,814             567,399
 Mortgage loans purchased:
   One-to four-family                                                      1,715               5,590               5,784
   Multi-family                                                            1,232               4,764               2,619
   Commercial real estate                                                      -               3,331               2,196
   Land                                                                        -                 121               1,191
                                                             -----------------------------------------------------------
     Total mortgage loans purchased                                        2,947              13,806              11,790
 Other loans:
   Commercial leases                                                      11,473              22,385                   -
   Home equity lines of credit, net                                        2,395              26,015              33,830
   Commercial business loans                                                 304               3,811                   -
   Consumer loans                                                         65,176               6,991               2,298
                                                             -----------------------------------------------------------
    Total loans originated and purchased                               1,289,108             756,822             615,317

 Mortgage loans acquired, purchase of business                                 -             497,317                   -
 Transfer of mortgage loans to foreclosed real estate                     (1,420)               (375)               (487)
 Principal repayments                                                   (376,761)           (281,976)           (140,927)
 Sales of loans                                                         (789,429)           (606,477)           (477,671)
                                                             -----------------------------------------------------------
 At end of period                                            $         1,373,200           1,251,702             866,823
                                                             ===========================================================

LOAN MATURITY AND REPRICING

  The following table shows the scheduled principal amortization of the Company's mortgage loan portfolio at December 31, 1998. Loans that have adjustable rates are amortized using the current interest rate. The table does not include prepayments.

                                                                         At December 31, 1998
                                    --------------------------------------------------------------------------------------------
                                         One-to                                                                        Total
                                         Four-              Multi-            Commercial          Land and             Loans
                                         Family             Family           Real Estate        Construction         Receivable
                                    --------------     --------------     ---------------    ----------------    ---------------
                                                                          (In thousands)
Mortgage loans:
Amounts due:
 Within one year                    $       24,866             10,191               5,487              21,185             61,729
 After one year:
   One to five years                       108,368             51,948              41,185              35,186            236,687
   Over five years                         612,492            103,489              66,154               2,745            784,880
                                    --------------     ---------------    ----------------    ---------------     ---------------

Total due after one year                   720,860            155,437             107,339              37,931          1,021,567
                                    --------------     ---------------    ----------------    ---------------     ---------------
Total mortgage loans held
 for investment                     $      745,726            165,628             112,826              59,116          1,083,296
                                   --------------     ---------------     ---------------    ----------------
Mortgage loans held for sale                                                                                             110,617
Home equity lines of credit                                                                                               92,266
Commercial leases                                                                                                         24,243
Commercial business loans                                                                                                  4,325
Consumer loans                                                                                                            58,453
                                                                                                                 ---------------
Total loans receivable                                                                                                 1,373,200

Add (deduct):
Loans in process                                                                                                         (33,615)
Premiums and deferred loan fees, net                                                                                         166
Allowance for loan losses                                                                                                 (6,350)
                                                                                                                 ---------------
Loans receivable, net                                                                                            $     1,333,401
                                                                                                                 ---------------

  The following table sets forth, at December 31, 1998, the dollar amount of mortgage loans due after December 31, 1999, and indicates whether such loans have fixed interest rates or adjustable interest rates.

                                                                      Due after December 31, 1999
                                              --------------------------------------------------------------------------
                                                      Fixed                     Adjustable                   Total
                                              --------------------        --------------------        ------------------
                                                                             (In thousands)
One-to four-family                            $            432,277                     288,583                   720,860
Multi-family                                               133,757                      21,680                   155,437
Commercial real estate                                      93,702                      13,637                   107,339
Construction and land                                        5,431                      32,500                    37,931
                                              --------------------        --------------------        ------------------
Total mortgage loans                          $            665,167                     356,400                 1,021,567
                                              --------------------        --------------------        ------------------

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

  With respect to loans serviced by others, of which the Bank had $16.4 million at December 31, 1998, the Bank obtains monthly reports from the loan servicers. The Bank contacts the servicer with respect to any loan that becomes delinquent 60 days or more to review collection efforts. The Bank reviews the servicer's recommendation regarding foreclosure when a loan is between 60 and 90 days delinquent and instructs the servicer to proceed in accordance with the Bank's instructions.

  The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" for impaired loans. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Substantially all of the Company's lending is excluded from the provisions of SFAS No. 114 and SFAS No. 118. Of the remaining loans which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at December 31, 1998 nor during the year ended December 31, 1998, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

  It is the policy of the Bank to discontinue the accrual of interest on any loan that is 90 days or more past due. The Bank historically has not incurred any significant losses on one-to four-family residential mortgage loans and typically has not incurred losses on the disposition of foreclosed one-to four-family residential properties.

  Set forth below is certain information regarding delinquent loans at December 31, 1998, 1997 and September 30, 1996.

                                                At December 31, 1998                                   At December  31, 1997
                               -----------------------------------------------------        --------------------------------------
                                      60-89 Days                  90 Days or More            60-89 Days            90 Days or More
                               -------------------------        --------------------        --------------         ---------------
                                 Number     Principal     Number     Principal     Number     Principal     Number       Principal
                                   of        Balance        of         Balance        of        Balance        of          Balance
                                 Loans       of Loans     Loans       of Loans      Loans       of Loans     Loans        of Loans
                               --------    ----------   --------    ----------    --------    ----------   --------     ----------
                                               (Dollars in thousands)                                  (Dollars in thousands)
One-to four-family                   14   $     2,018       42     $      3,117       25   $     2,708       40      $    3,576
Commercial leases                     3           132        -                -        4            99        -               -
Commercial loans                      -             -        -                -        -             -        4               8
Home equity lines of credit           2            92        5               84        -             -        -               -
Consumer loans                        6            50        6               81        1             9        4             109
                                --------     --------   -------     -----------     ------    --------    ------     ----------
 Total loans                         25   $     2,292       53     $      3,282       30   $     2,816       48      $    3,693
                                --------     --------   -------     -----------     ------    --------    ------     ----------
Delinquent loans to total loans                  0.17%                     0.25%                  0.22%                    0.30%
                                             --------               -----------               --------               ----------

                                                At September 30, 1996
                               -----------------------------------------------------
                                       60-89 Days                 90 Days or More
                               -------------------------        -----------------
                                 Number     Principal     Number        Principal
                                     of       Balance         of          Balance
                                  Loans      of Loans      Loans         of Loans
                               --------   -----------  ----------     ------------
                                               (Dollars in thousands)
One-to four-family                   16   $     1,516         18     $      1,743
Consumer loans                        1             1          -                -
                               --------   -----------  ----------     ------------
 Total loans                         17   $     1,517         18     $      1,743
                               --------   -----------  ----------     ------------
Delinquent loans to total loans                  0.18%                       0.20%
                                          -----------                 ------------

    The following table sets forth information as to non-accrual loans as well as to other non-performing assets, at the dates indicated. The Bank discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed.

                                                         December 31,                               September 30,
                                               ------------------------------     -----------------------------------------------
                                                    1998              1997             1996             1995              1994
                                               ------------      ------------     ------------     ------------     -------------
                                                                              (Dollars in thousands)
Non-accrual mortgage loans
 90 days or more past due                      $      3,117             3,576            1,743            2,001             1,522
Non-accrual commercial loans
 90 days or more past due                                 -                 8                -                -                 -
Non-accrual consumer loans
 90 days or more past due                               165               109                -               63                66
                                               ------------      ------------     ------------     ------------     -------------
   Total non-performing loans                         3,282             3,693            1,743            2,064             1,588
Total foreclosed real estate                            514               634              324               47   (1)       4,583
                                               ------------      ------------     ------------     ------------     -------------
   Total non-performing assets                 $      3,796             4,327            2,067            2,111             6,171
                                               ------------      ------------     ------------     ------------     -------------
Total non-performing loans to
 total loans                                           0.25%             0.30             0.20             0.24              0.20
                                               ------------      ------------     ------------     ------------     -------------
Total non-performing assets to
 total assets                                          0.19%             0.25             0.20             0.20              0.62
                                               ------------      ------------     ------------     ------------     -------------

(1) The reduction in foreclosed real estate relates to the sale of a shopping center in Orland Park, Illinois which was acquired by the Bank in settlement of a non-performing loan on January 5, 1992.

    For the years ended December 31, 1998, 1997 and September 30, 1996, the interest that would have been included in income if the non-performing loans had been current in accordance with their terms, is $140,118, $197,511 and $79,246, respectively. During this same period, interest recorded on non-performing loans totaled $158,547, $112,590 and $27,925, respectively.

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

  As of December 31, 1998, the Bank had total classified assets of $815,200, of which $678,700 were classified "substandard," and $136,500 were classified as "doubtful". The assets so classified consisted of single family residential loans and foreclosed single family residential loans (real estate owned).

ALLOWANCE FOR LOAN LOSSES

  Management employs a systematic methodology to conduct its periodic evaluation of the adequacy of the allowance based upon the Bank's past loss loan experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans receivable.

  The following table sets forth certain information regarding the Company's allowance for loan losses at the dates indicated.

                                                                  For The Year
                                                                     Ended                        For The Year Ended
                                                                  December 31,                      September 30,
                                                         ---------------------------------------------------------------------
                                                               1998          1997          1996          1995          1994
                                                         ---------------------------------------------------------------------
                                                                                 (Dollars in thousands)
Balance at beginning of year                             $       6,170         3,023         3,343         3,486         3,364
Balance acquired in merger                                           -         3,203             -             -             -
Provision for loan losses                                          262            24            74           201           155
Charge-offs:
 Mortgage loans:
   One-to four-family                                             (110)          (52)          (27)            -             -
   Commercial real estate                                            -             -           (71)          (77)            -
 Commercial loans                                                    -             -             -           (50)            -
 Consumer loans:
   Credit cards                                                      -             -          (166)         (229)          (33)
   Auto loans                                                      (34)          (10)           (9)            -             -
   Other                                                           (10)          (36)            -             -             -
Recoveries:
 Mortgage loans:
   One-to four-family                                               50             -             -             -             -
 Consumer loans:
   Credit cards                                                      6            10            17            12             -
   Auto loans                                                        5             8             2             -             -
   Other                                                            11             -             -             -             -
                                                         ---------------------------------------------------------------------
Balance at end of year                                   $       6,350         6,170         3,163         3,343         3,486
                                                         ---------------------------------------------------------------------

Ratio of charge-offs during the year to average
 loans outstanding during the year                                0.01%         0.01          0.03          0.04          0.01
Ratio of allowance for loan losses to net
 loans receivable at end of year                                  0.48%         0.50          0.37          0.39          0.45
Ratio of allowance for loan losses to non-
 performing loans at end of year                                193.48%       167.07        181.47        161.97        219.52

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                                     December 31, 1998                    December 31, 1997                 September 30, 1996
                                --------------------------------     ---------------------------        --------------------------
                                                    % of Loans                        % of Loans                        % of Loans
                                                   in Category                       in Category                       in Category
                                                     to Total                           to Total                          to Total
                                                   Outstanding                       Outstanding                       Outstanding
                                    Amount            Loans              Amount            Loans           Amount            Loans
                                ------------    ----------------     ------------    -------------      ------------    -----------
                                                                            (Dollars in thousands)
Mortgage loans:
 One-to four-family                  $  2,217          62.36%          $  2,526          68.50%          $  551          75.27%
 Multi-family                             367          12.06                362          10.02              675           8.74
 Commercial real estate                   245           8.22                275           6.66               75           5.31
Commercial leases                          66           1.77                103           2.84                -              -
Home equity lines of credit               214           6.72                207           7.18                -           6.40
Consumer loans                            301           4.25                  -           0.63                -           0.53
Unallocated                             2,940              -              2,697              -            1,862              -
                                     ----------      ---------         ---------       ---------         --------     --------
Total allowance for loan losses      $  6,350         100.00%          $  6,170         100.00%         $ 3,163         100.00%
                                     ----------      ---------         ---------       ---------         --------     -------


                                          September 30, 1995                September 30, 1994
                                     --------------------------           --------------------
                                                  % of Loans                        % of Loans
                                                 in Category                       in Category
                                                    to Total                          to Total
                                                 Outstanding                       Outstanding
                                       Amount          Loans        Amount               Loans
                                     ----------  ------------    -----------       ------------
                                                       (Dollars in thousands)
Mortgage loans:
 One-to four-family                  $    553          79.31%     $    542               77.90%
 Multi-family                             676           8.50           673                9.49
 Commercial real estate                    75           4.63            73                4.90
Consumer loans                            213           1.33           268                1.46
Unallocated                             1,826              -         1,930                   -
                                     ----------  -----------      --------         -----------
Total allowance for loan losses      $  3,343         100.00%     $  3,486              100.00%
                                     ----------  -----------      --------         -----------

INVESTMENT ACTIVITIES

  The investment policy of the Company, as established by the Board of Directors and implemented by the asset/liability committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Company's lending activities. Federally chartered savings institutions such as the Bank have the authority to invest in various types of liquid assets including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a proportion of their assets in commercial paper, corporate debt securities and asset-backed securities. The Company's current policy does not allow the institution to engage in interest rate swaps or to invest in non-investment grade bonds or high-risk mortgage derivatives. The Company's investment policy does, however, allow for the use of mortgage-backed security short sales in hedging the amount of loans in the Bank's mortgage pipeline. These short sales, in effect, are forward commitments to sell mortgage-backed securities similar to those the Bank will deliver into the secondary market upon securitization of the loans it originates or purchases.
At December 31, 1998, the Bank had no commitments to sell FNMA mortgage-backed securities.

  The following table sets forth certain information regarding the fair values of the Company's investment portfolios at the dates indicated:

                                                             December 31,           December 31,        September 30,
                                                                 1998                   1997                   1996
                                                         ------------------     ------------------     ------------------
                                                                 Fair                   Fair                   Fair
(In thousands)                                                  Value                  Value                  Value
---------------------------------                        ------------------     ------------------     ------------------
Interest-bearing deposits:
Certificates of deposit                                  $              198                    195                    198
FHLB daily investment                                                63,075                 39,927                 28,046
Other daily investments                                                 529                    153                     60
                                                         ------------------     ------------------     ------------------
Total interest-bearing deposits                          $           63,802                 40,275                 28,304
                                                         ------------------     ------------------     ------------------

Investment securities:
United States government and agency obligations          $           58,833                131,132                 48,589
Marketable equity securities                                          2,349                  1,944                    637
Other investment securities                                             334                    371                  6,765
                                                         ------------------     ------------------     ------------------
Total investment securities                              $           61,516                133,447                 55,991
                                                         ------------------     ------------------     ------------------

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation                   $           24,543                 36,345                  5,111
Government National Mortgage Association                            109,282                 94,249                 11,666
Federal National Mortgage Association                                51,858                 63,398                 12,648
Collateralized mortgage obligations                                 146,664                 40,877                  8,782
                                                         ------------------     ------------------     ------------------
Total mortgage-backed securities                         $          332,347                234,869                 38,207
                                                         ------------------     ------------------     ------------------

The table below sets forth certain information regarding the maturities of the Company's investment portfolios at December 31, 1998.


Investment Securities:                                             At December 31, 1998
-----------------------------------------        --------------------------------------------------
                                                                                       Weighted
                                                            Fair                       Average
Maturity Period                                            Value                       Yield
-----------------------------------------        --------------------------------------------------
                                                                   (Dollars in thousands)
Less than one year                                  $            6,028                    6.31%
One to five years                                                3,070                    5.96
Five to ten years                                               23,254                    6.96
More than ten years                                             26,815                    7.70
Marketable equity securities                                     2,349                    5.21
                                                    ------------------
Total investment securities                         $           61,516                    7.11
                                                    ------------------
Weighted average
 remaining years to maturity                                        10
                                                    ------------------


Mortgage-Backed Securities:                                         At December 31, 1998
-----------------------------------------          ---------------------------------------------------
                                                                                          Weighted
                                                           Fair                            Average
Maturity Period                                            Value                            Yield
-----------------------------------------          ---------------------------------------------------
                                                                  (Dollars in thousands)
Less than one year                                 $               308                        7.11%
One to three years                                                 239                        7.63
Three to five years                                                458                        7.23
Five to ten years                                                2,380                        8.16
More than ten years                                            328,962                        6.72
                                                   -------------------
Total mortgage-backed securities                   $           332,347                        6.74
                                                   -------------------
Weighted average
 remaining years to maturity                                        27
                                                   -------------------

SOURCES OF FUNDS

GENERAL

  Deposits, loan and mortgage-backed security repayments, sales of loans and FHLB advances are the primary source of the Company's funds for use in lending, investing and for other general purposes.

DEPOSITS

  The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of fixed-term certificates, savings, money market, individual retirement accounts, and NOW (checking) accounts. In addition, the Bank offers commercial checking accounts. The flow of deposits is influenced significantly by general economic conditions, the Bank's pricing policies, changes in money market and prevailing interest rates, and competition. The Bank's deposits are typically obtained from the area in which its offices are located. The Bank relies primarily on customer service and long standing relationships with customers to attract and retain these deposits. The Bank has never used brokered deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Bank, however, when such deposits are made to the Bank, a market rate of interest is paid.

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

  The following table presents the deposit activity of the Bank for the periods indicated:

                                                                  December 31,        December 31,       September 30,
(In thousands)                                                            1998                1997                1996
-------------------------------------------------------      -----------------------------------------------------------
Deposits                                                     $      3,424,961           2,805,002           2,345,742
Deposits acquired, including acquisition premium                            -             515,640                   -
Withdrawals                                                        (3,486,074)         (2,805,306)         (2,342,190)
                                                             --------------------------------------------------------
Net deposits (withdrawals)                                            (61,113)            515,336               3,552
Interest credited on deposits                                          53,490              47,028              28,541
                                                             --------------------------------------------------------
Total increase (decrease) in deposits                        $         (7,623)            562,364              32,093
                                                             --------------------------------------------------------

  At December 31, 1998, the Bank had outstanding $169.7 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                         Amount
                                                ---------------------
                                                     (In thousands)
Maturity Period
----------------------
Three months or less                            $              39,825
Over three through six months                                  34,948
Over six through twelve months                                 68,249
Over twelve months                                             26,640
                                                ---------------------
 Total                                          $             169,662
                                                ---------------------

The following table sets forth the distribution of the Bank's average deposit accounts and the average interest rates paid on each category of deposits presented for the years indicated:

                                                            For The Year Ended December 31,
                                   ---------------------------------------------------------------------------------
                                                       1998                                       1997
                                   ---------------------------------------------------------------------------------

                                                                   Average                                 Average
                                                        Percent   Interest                       Percent  Interest
                                           Average     of Total       Rate            Average   of Total      Rate
                                           Balance     Deposits       Paid            Balance   Deposits      Paid
                                      --------------------------------------       ---------------------------------
                                                                                         (Dollars in thousands)
Demand accounts:
NOW noninterest-bearing               $      58,626      4.45%           -%           44,100      3.56          -
NOW interest-bearing                         64,991      4.94         0.96            68,856      5.56       1.96
Savings                                     182,707     13.88         2.83           206,195     16.65       2.77
Money market                                104,009      7.90         3.24            91,476      7.39       3.16
                                      -----------------------                    ---------------------

Total                                       410,333     31.17         2.23           410,627     33.16       2.42
                                      -----------------------                    ---------------------

Certificate accounts:
Three months plus                            15,202      1.15         4.76            13,522      1.09       4.84
Six months plus                             352,960     26.81         5.50           285,976     23.09       5.64
One year plus                               202,843     15.41         5.58           187,258     15.12       5.68
Two year plus                                75,521      5.74         5.70            78,939      6.37       5.89
Three year plus                              24,808      1.88         5.92            19,603      1.58       8.17
Four year plus                               10,783      0.82         6.02            10,381      0.84       5.90
Five year plus                               97,497      7.40         6.14           111,816      9.03       6.05
Jumbo                                        76,912      5.84         5.80            55,132      4.45       5.47
Retirement and other                         49,754      3.78         5.60            65,224      5.27       5.49
                                      -----------------------                    ---------------------

Total                                       906,280     68.83         5.64           827,851     66.84       5.75
                                      -----------------------                    ---------------------

Total deposits                        $   1,316,613    100.00%        4.58%        1,238,478    100.00       4.65
                                      -----------------------                    ---------------------

                                          For The Year Ended September 30,
                                      --------------------------------------
                                                       1996
                                      --------------------------------------

                                                                   Average
                                                        Percent   Interest
                                            Average    of Total       Rate
                                            Balance    Deposits       Paid
                                      --------------------------------------
Demand accounts:
NOW noninterest-bearing                      38,035      5.28            -
NOW interest-bearing                         43,004      5.97         2.12
Savings                                     152,706     21.18         2.83
Money market                                 64,962      9.01         3.25
                                      -----------------------

Total                                       298,707     41.44         2.46
                                      -----------------------

Certificate accounts:
Three months plus                            5,996       0.83         4.81
Six months plus                            111,902      15.52         5.41
One year plus                              128,634      17.84         5.82
Two year plus                               21,970       3.05         5.54
Three year plus                             16,591       2.30         5.85
Four year plus                               1,379       0.19         5.19
Five year plus                              61,639       8.55         6.34
Jumbo                                       28,450       3.95         5.72
Retirement and other                        45,623       6.33         5.69
                                      -----------------------

Total                                      422,184      58.56         5.74
                                      -----------------------

Total deposits                             720,891     100.00         4.38
                                      -----------------------

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1998, 1997 and September 30, 1996 and the periods to maturity of the certificate accounts outstanding at December 31, 1998.

                                                                 At
                                      At                        Sept.                         Period to Maturity
                                  December 31,                   30,                        from December 31, 1998
                                -------------------------------------         ------------------------------------------------------
                                                                                  Within        One to
                                 1998           1997            1996            One Year      Three Years      Thereafter    Total
                                ------         ------         -------          --------       -----------     ------------ ---------
                                                                       (In thousands)
Certificate accounts:
 5.99% or less                 $ 762,469      523,893         311,722           651,834            95,637       14,998      762,469
 6.00% to 6.99%                   93,271      358,415         106,889            62,837            29,354        1,080       93,271
 7.00% to 7.99%                   21,844       21,828          18,682               153            21,469          222       21,844
 8.00% to 8.99%                       13           18              94                 -                 -           13           13
                               ---------    ---------       ---------         ---------         ---------     --------    ---------
   Total                       $ 877,597      904,154         437,387           714,824           146,460       16,313      877,597
                               =========    =========       =========         =========         =========     ========    =========

BORROWINGS AND COLLATERALIZED MORTGAGE OBLIGATIONS

  Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB-Chicago.

  The Bank obtains advances from the FHLB-Chicago upon the security of its capital stock in the FHLB-Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-Chicago. The maximum amount of FHLB-Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 1998, the Bank's FHLB-Chicago advances totaled $464.5 million.

  The Bank periodically enters into sales of securities under agreement to repurchase the identical securities ("reverse repurchase agreements") with nationally recognized primary securities dealers. The reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as borrowed funds in the consolidated statements of financial condition. The dollar amount of the securities underlying the agreements remain in the asset accounts. At December 31, 1997, securities sold under agreements to repurchase consisted of mortgage-backed securities reported as available for sale with an amortized cost of $10.1 million and a fair value of $10.2 million. The securities underlying the agreements were delivered to the dealers who arranged the transactions. There were no securities sold under agreement to repurchase outstanding at December 31, 1998.

  The CMOs outstanding at December 31, 1997 were issued through a limited-purpose finance subsidiary in 1985. The CMOs are securitized by mortgage-backed securities that are pledged to an unaffiliated commercial bank as trustee. The original issuance of CMOs aggregated $65.9 million and the Bank received cash of $59.4 million. The outstanding aggregate balance of the CMOs at December 31, 1997 was $1.1 million and the book value of the mortgage-backed securities collateralizing the CMOs was $3.9 million. The CMOs were originally issued in two series, each originally having four tranches, the fourth being a zero coupon tranche. At December 31, 1998 all tranches of both Series have prepaid. The original maturity of the bond issue was structured over 26 years. The funds derived from issuance of the CMOs were used to repay FHLB advances and to fund the Bank's lending activities in 1985 and 1986.

  The following table sets forth certain information regarding borrowings and collateralized mortgage obligations at or for the dates indicated:

                                                                                  At Or For The Year Ended
                                                             ----------------------------------------------------------------
                                                                  Dec. 31,                  Dec. 31,            Sept. 30,
                                                                      1998                      1997                 1996
                                                             ---------------------      --------------          -------------
                                                                                   (Dollars in thousands)
FHLB-Chicago advances:
 Average balance outstanding                                 $       430,351                   205,064                186,397
 Maximum amount outstanding at any
   month-end during the year                                 $       500,200                   266,900                198,558
 Balance outstanding at end of year                          $       464,450                   197,400                183,058
 Weighted average interest rate during the year (1)                     5.59   %                  6.15                   6.43
 Weighted average interest rate at end of year                          5.36   %                  6.13                   6.23

Collateralized mortgage obligations:
 Average balance outstanding                                 $           379                     1,528                  3,224
 Maximum amount outstanding at any
   month-end during the year                                 $           771                     1,990                  3,962
 Balance outstanding at end of year                          $             -                     1,065                  2,542
 Weighted average interest rate during the year (1)                    11.61   %                 12.24                  13.34
 Weighted average interest rate at end of year                             -   %                 12.81                  12.80

Securities sold under agreements to repurchase:
 Average balance outstanding                                 $         8,156                    30,044                    458
 Maximum amount outstanding at any
   month-end during the year                                 $         9,998                    53,844                  1,000
 Balance outstanding at end of year                          $             -                     9,981                  1,000
 Weighted average interest rate during the year (1)                     6.22   %                  5.95                   5.53
 Weighted average interest rate at end of year                             -   %                  5.95                   5.70

Debt of Employee Stock Ownership Plan:
 Average balance outstanding                                 $             -                         -                    575
 Maximum amount outstanding at any
   month-end during the year                                 $             -                         -                    643
 Balance outstanding at end of year                          $             -                         -                      -
 Weighted average interest rate during the year (1)                        -   %                     -                   9.11
 Weighted average interest rate at end of year                             -   %                     -                      -

Warehouse lines of credit:
 Average balance outstanding                                 $             -                         -                  1,930
 Maximum amount outstanding at any
   month-end during the year                                 $             -                         -                 15,230
 Balance outstanding at end of year                          $             -                         -                      -
 Weighted average interest rate during the year (1)                        -   %                     -                   9.12
 Weighted average interest rate at end of year                             -   %                     -                      -
-----------------------------------------------------------------------------------------------------------------------------

(1) Computed on the basis of daily balances.

SUBSIDIARIES

  The following is a description of the Company's subsidiaries.

  Liberty Financial Services, Inc., a wholly-owned subsidiary of the Bank, provides full service insurance services including life, health, accident, automobile, property insurance and annuities. These insurance products are offered to customers of the Bank and consumers in the Bank's respective markets. In addition, Liberty Financial services offers financial advice and securities brokerage services through INVEST Financial Corporation.

  Liberty Lincoln Service Corporation ("LLSC"), a wholly-owned subsidiary of the Bank, was acquired through the merger with Liberty Bancorp. This subsidiary provided full service insurance services and annuities and security brokerage services. The operations of this subsidiary have been combined with that of Liberty Financial Services, Inc. However, this subsidiary owns a 17.47% ownership interest as a limited partner and a 0.18% ownership interest as a general partner in an Illinois limited partnership formed in 1987 for the purpose of (i) developing in the City of Evanston, Illinois, a public parking garage containing 602 parking spaces and (ii) developing, managing and operating a 190-unit luxury rental apartment building adjacent thereto. The parking garage was sold in 1989 to the City of Evanston, Illinois. As a result of the purchase accounting entry recorded due to the Liberty merger, the remaining investment in this partnership recorded on the books of LLSC was reduced to zero. This subsidiary will remain active until the property is sold.

  Southwest Service Corporation ("SSC"), a wholly-owned subsidiary of the Bank, was acquired through the merger with Southwest Bancshares. This subsidiary provided full service insurance services including annuities. The operations of the insurance services of this subsidiary have been combined with that of Liberty Financial Services, Inc. However, this subsidiary is engaged in the acquisition of real estate and development into improved residential lots and lots to be used for construction of condominium buildings and townhomes through its investment in a real estate joint venture. At December 31, 1998, SSC has a total investment in Hartz-Southwest Partnership (the "Partnership") of $4.2 million. The Partnership is a joint venture partnership entered into between SSC and Hartz Construction Co., ("Hartz"), a builder/developer with whom SSC has had a successful and long-standing relationship. Each of the partners makes a 50% capital contribution in the form of cash to acquire and develop the Partnership's properties into sites primarily for single family residences, including townhomes and condominiums. Upon closing of the sale of a developed site, SSC receives a 50% share of the development profit and 25% of the gross profit upon completion of construction of the dwelling by Hartz. At December 31, 1998, four projects are under development: Bramblewood Subdivision in Oak Forest, Illinois; Timberline Subdivision located in Orland Hills, Illinois; Pepperwood Subdivision located in Orland Hills, Illinois; and Liberty Square located in Lombard, Illinois. Real estate income from these projects for the year ended December 31, 1998 totaled $985,000.

  NASCOR II Corporation is a limited-purpose finance subsidiary of the Bank that was established in 1985 through which the CMOs were issued. The CMOs were secured by mortgage-backed securities pledged to an independent trustee. The funds derived from issuance of the CMOs were used to repay FHLB advances and to fund the Bank's lending activities in 1985 and 1986. The balance of the CMOs were paid-off during 1998. NASCOR II Corporation has served its limited-purpose as a finance subsidiary of the Bank and the remaining assets of the company will be transferred to the Bank during the first quarter of 1999.

  Preferred Mortgage Associates, Ltd., a wholly-owned subsidiary of the Bank, is one of the largest mortgage brokers in the Chicago metropolitan area. Preferred has four mortgage origination offices including its headquarters in Downers Grove, Illinois. Established in 1987, Preferred brokered loans for approximately twenty-five separate lenders in 1998. Preferred will continue to provide mortgage originations for lenders locally and nationwide. The Bank has historically purchased approximately 20% of Preferred's annual loan origination volume.

  Liberty Lincoln Service Corporation II ("LLSCII"), is a wholly-owned subsidiary of the Company acquired through the merger with Liberty Bancorp. LLSCII was established for the purpose of investing in participations in land acquisition and development, and equity investments in real estate limited partnerships. The existing investment of LLSCII consists of one development project located in Joliet, Illinois. The Joliet project is for the construction and sale of 80 single family homes. There were eight sales and a loss of $93,000 recorded for this project for the year ended December 31, 1998.

  Southwest Bancshares Development Corporation ("SBDC"), is a wholly-owned subsidiary of the Company acquired through the merger with Southwest Bancshares. SBDC was established for the purpose of investing in joint venture real estate projects. At December 31, 1998, SBDC has a total investment in HSW Partners, L.P. of $2.8 million. HSW Partners, L.P. is a joint venture partnership entered into between SBDC and Hartz Land Company, L.P. At December 31, 1998 three projects are under development: Bailey Park located in Darien, Illinois; Courtyards of Ford City located in southwest Chicago; and Laraway Ridge Subdivision located in New Lenox, Illinois. Real estate income from these projects for the year ended December 31, 1998 totaled $152,000.

  Liberty Wexford LLC, is a wholly-owned subsidiary of the Company established for the purpose of entering into a joint venture partnership with Kimball Hill, Inc. for the sole purpose of developing two parcels of land located in unincorporated Cook County, Illinois for the construction and sale of 110 luxury single-family homes. At December 31, 1998, Liberty Wexford LLC has a total investment of $3.8 million. There were no sales during 1998.

  Liberty Century LLC, is a wholly-owned subsidiary of the Company established for the purpose of entering into a joint venture partnership with Kimball Hill, Inc. as a substitute limited partner effective December 1, 1998. The partnership was organized to develop single-family homes in the Century Farms Subdivision located in Naperville, Illinois. At December 31, 1998, Liberty Century LLC has a total investment of $4.0 million.

  Liberty Title Agency Inc., is a wholly-owned subsidiary of the Company established for the purpose of providing title examination and preparation of title commitments and policies.

PERSONNEL

  As of December 31, 1998, the Company had 500 full-time employees and 126 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be excellent.

FORWARD-LOOKING STATEMENTS

  This report on Form 10-K, including the information incorporated by reference herein, contains forward- looking statements which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on our operations include, but are not limited to: changes in interest rates; general economic conditions; legislative/regulatory changes; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in our market areas; accounting principles and guidelines; and adverse developments relating to the passage of year 2000. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

  Accordingly, results actually achieved may differ materially from expected results in these statements. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

FEDERAL SAVINGS INSTITUTION REGULATION

CAPITAL REQUIREMENTS

  The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with a risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

MANAGEMENT OF INTEREST RATE RISK, INVESTMENT SECURITIES, AND DERIVATIVES ACTIVITIES

  The OTS issued Thrift Bulletin 13a ("TB 13a") effective December 1, 1998, which provides guidance to management and boards of directors of thrift institutions on the management of interest rate risk, including the management of investment and derivative activities. TB 13a replaces previous guidance and proposed regulations governing interest rate risk. In addition, TB 13a describes the framework examiners will use in assigning the "Sensitivity to Market Risk", or the "S" component to the CAMELS rating. OTS has established specific minimum guidelines for thrift institutions to observe in two areas of interest rate risk management. The first guideline concerns establishment and maintenance of board-approved limits on interest rate risk. The second, concerns institutions' ability to measure their risk level. A thrift institution's interest rate risk is measured by the decline in the net portfolio value ("NPV") of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. There are five levels in determining the level of interest rate risk: "minimal," "moderate," "significant," "high," and "imminent threat". An institution with a Post-shock NPV ratio below 4% and an interest rate sensitivity measure of: more than 200 basis points will ordinarily be characterized as having a "high" risk; 100 to 200 basis points "significant" risk; 0 to 100 basis points "moderate" risk. An institution with a Post-shock NPV ratio between 4% and 6% and an interest sensitivity measure of: more than 400 basis points will ordinarily be characterized as having "high" risk; 200 to 400 basis points "significant" risk; 100 to 200 basis points "moderate" risk; 0 to 100 basis points "minimal" risk. An institution with a Post-shock NPV ratio of between 6% and 10% and an interest rate sensitivity measure of: more than 400 basis points will ordinarily be characterized as having "significant" risk; 200 to 400 basis points "moderate" risk; less than 200 basis points "minimal" risk. An institution with a Post-shock NPV ratio of more than 10% and an interest rate sensitivity measure of: more than 400 basis points will ordinarily be characterized as having "moderate" risk; less than 400 basis points "minimal" risk. At December 31, 1998, the Bank would be characterized as having "minimal" risk.

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

  On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. A special assessment of $4.5 million was recognized by the Bank as an expense in September 1996. The special assessment is tax deductible, which led to an after-tax charge of $2.7 million, or $0.36 per share.

  The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. BIF deposits were assessed a FICO payment of 1.3 basis points, while SAIF deposits were assessed 6.5 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members is expected to occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged.

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

LOANS TO ONE BORROWER

  Under HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, the Bank's limit on loans to one borrower was $29.6 million. At December 31, 1998, the Bank's largest aggregate outstanding balance of loans to any one borrower was $8.5 million.

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

  A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Bank maintained 87.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

LIMITATIONS ON CAPITAL DISTRIBUTIONS

  OTS regulations impose limitations on all capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year up to (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not make the institution undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1998, the Bank is a Tier 1 Bank.

LIQUIDITY

  The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. The monthly average liquidity ratio for the Bank for December 31, 1998 was 5.2% and exceeded the then applicable requirement of 4%.

ASSESSMENTS

  Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessment paid by the Bank for the year ended December 31, 1998 totaled $333,219.

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

FEDERAL HOME LOAN BANK SYSTEM

  The Bank is a member of the Federal Home Loan Bank ("FHLB") of Chicago, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1998 the Bank had $24.5 million in FHLB of Chicago stock, which was in compliance with this requirement. FHLB advances must be secured by specific types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

  The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1998, 1997 and September 30, 1996, dividends from the FHLB-Chicago to the Bank amounted to $1.5 million, $1.1 million and $751,000, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

FEDERAL RESERVE SYSTEM

  Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW checking accounts). Reserves of 3% must be maintained against total transaction accounts of $46.5 million or less (after a $4.9 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At December 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

ITEM 2.   PROPERTIES.

  The Company is located and conducts its business at the Bank's Main Office at One Grant Square, Hinsdale, Illinois, which the Bank leases. In addition to the Main Office, the Bank leases branch locations at: 4062 Southwest Highway, Hometown, Illinois; 9640 S. Pulaski Road, Oak Lawn, Illinois; 10270 S. Central Ave., Oak Lawn, Illinois; 2745 W. Maple Avenue, Lisle, Illinois; 6 S. Walker Avenue, Clarendon Hills, Illinois; the Brush Hill Depot, Hinsdale, Illinois; 138
N. York Road, Elmhurst, Illinois; 5240 N. Pulaski, Unit C, Chicago, Illinois; 936 N. Harlem Ave., Glenview, Illinois; 4147 N. Harlem Ave., Norridge, Illinois; and 6014 W. Dempster Street, Morton Grove, Illinois. The Bank owns branch offices located at: 5830 W. 35th Street, Cicero, Illinois; 9850 W. 159th Street, Orland Park, Illinois; 3525 W. 63rd Street, Chicago, Illinois; 810 S. Oak Park Avenue, Oak Park, Illinois; 6301 S. Cass Avenue, Westmont, Illinois; 115 High Street, West Chicago, Illinois; 7525 Madison Street, Forest

Park, Illinois; 5700 N. Lincoln Ave., Chicago, Illinois; and 5650 N. Lincoln Ave., Chicago, Illinois. The Bank also owns the building, but leases the land at its branch at 1125 S. York Road, Bensenville, Illinois. Preferred conducts its business through four office locations in the Chicago area. All offices are leased. The Company has plans to open a full service facility in Naperville, Illinois, in 1999. See Note 7 of the "Notes to Consolidated Financial Statements" for the net book value of the Company's premises and equipment and
Note 12 for lease commitments.

ITEM 3. LEGAL PROCEEDINGS.

GOODWILL LITIGATION

  On August 30, 1995, the U.S. Court of Appeals for the Federal Circuit rejected the federal government's appeal of a 1992 U.S. Court of Claims' ruling that the government breached its contract with Glendale Federal Bank regarding supervisory goodwill and that the government is liable for damages. The government subsequently appealed this decision to the United States Supreme Court and on July 1, 1996, the Supreme Court by a vote of 7 to 2, ruled that the government had breached its contract. On December 29, 1992, the Bank filed a similar action against the federal government in the U.S. Claims Court seeking damages in connection with the supervisory goodwill arising from the Bank's 1982 merger of North America Federal Savings. The Bank based its decision to complete that merger upon the assurance that the supervisory goodwill resulting from the merger could be included in regulatory capital and be amortized over a life of forty years. The Complaint alleges that the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, and the regulations promulgated thereunder, breached the federal government's contract with the Bank.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Alliance Bancorp's common stock is traded on the National Association of Securities Dealer's Automated Quotation/National Market System (NASDAQ/NMS) under the symbol "ABCL." As of December 31, 1998, the Holding Company had approximately 1,033 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 11,463,881 outstanding shares of common stock. The table shows the reported high and low sale prices of the common stock during the years ended December 31, 1998 and 1997.

                                                1998                                       1997
                                        High            Low                      High               Low
                                 ----------------------------------          ------------------------------
       First quarter               $    28.75            24.75                   21.17             16.50
       Second quarter                   27.50            23.38                   20.50             18.33
       Third quarter                    25.13            16.75                   24.31             19.92
       Fourth quarter                   20.13            15.00                   28.50             23.94

ITEM 6.   SELECTED FINANCIAL DATA.

                                                                              At December 31,           At September 30,
                                                                          -----------------------------------------------------
(Dollars in thousands, except per share data)                                 1998       1997       1996       1995      1994
-------------------------------------------------------------------------------------------------------------------------------
Selected Financial Data:
Total assets                                                              $ 1,982,496  1,722,825  1,033,232  1,063,167  993,671
Investment securities                                                          61,516    133,447     55,991     51,961   75,166
Mortgage-backed securities                                                    332,347    234,869     38,207     38,415   63,327
Loans receivable, net                                                       1,333,401  1,226,253    851,381    854,890  782,387
Real estate                                                                    20,185     12,361     10,210      9,953   11,944
Deposits                                                                    1,298,044  1,305,667    732,906    700,813  655,115
Collateralized mortgage obligations                                                 -      1,065      2,542      4,353    6,063
Borrowed funds                                                                464,450    207,381    184,107    237,997  221,232
Stockholders' equity                                                          185,937    174,926     95,304     97,774   95,107
Book value per share                                                      $     16.22      15.52      13.23      12.86    11.73
-------------------------------------------------------------------------------------------------------------------------------

                                                                            For The Year Ended    For The Year Ended
                                                                               December 31,         September 30,
                                                                          --------------------------------------------
                                                                              1998      1997     1996    1995    1994
----------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
Interest income                                                           $  137,075   120,501  72,751  72,730  61,617
Interest expense                                                              84,867    72,167  44,244  42,833  29,013
----------------------------------------------------------------------------------------------------------------------
Net interest income                                                           52,208    48,334  28,507  29,897  32,604
Less provision for loan losses                                                   262        24      74     201     155
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           51,946    48,310  28,433  29,696  32,449
----------------------------------------------------------------------------------------------------------------------
Noninterest income:
Gain on sales of investment securities, mortgage-backed
 securities and loans receivable                                               2,178        23     456     473     791
Other                                                                         22,683    17,039  13,978   7,626   5,828
----------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                   24,861    17,062  14,434   8,099   6,619
----------------------------------------------------------------------------------------------------------------------
Noninterest expense                                                           51,838    42,543  35,098  23,721  22,067
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    24,969    22,829   7,769  14,074  17,001
Income tax expense                                                             9,864     8,469   2,067   5,083   6,218
----------------------------------------------------------------------------------------------------------------------
Net income                                                                $   15,105    14,360   5,702   8,991  10,783
----------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                  $     1.33      1.34    0.78    1.13    1.30
Diluted earnings per share                                                $     1.26      1.26    0.75    1.08    1.24
----------------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share                                  $     0.50      0.47    0.29    0.29    0.07
----------------------------------------------------------------------------------------------------------------------

(continued)

                                                                  At Or For The Year
                                                                       Ended                       At Or For The Year Ended
(continued)                                                         December 31,                          September 30,
                                                             ----------------------------------------------------------------------
(Dollars in thousands, except share amounts)                          1998             1997         1996         1995        1994
-----------------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios And Other Data:
Average assets                                              $     1,975,089       1,675,789     1,034,781    1,035,875      921,333
Return on average assets                                               0.77%           0.86          0.55         0.87         1.17
Return on average equity                                               8.32            8.89          5.96         9.16        11.47
Average stockholders' equity to average assets                         9.19            9.64          9.25         9.47        10.21
Stockholders' equity to total assets                                   9.38           10.15          9.22         9.20         9.57
Tangible capital to total assets (Bank only)                           7.95            8.36          7.75         7.76         8.12
Leverage capital to total assets (Bank only)                           7.95            8.44          7.91         7.76         8.12
Risk-based capital ratio (Bank only)                                  14.99           15.86         14.35        15.27        16.24
Interest rate spread during the period                                 2.23            2.51          2.29         2.47         3.24
Net yield on average interest-earning assets                           2.75            3.03          2.88         3.02         3.72
Noninterest expense to average assets                                  2.63            2.54          3.39         2.29         2.40
Non-performing loans to total loans                                    0.25            0.30          0.20         0.24         0.20
Non-performing assets to total assets                                  0.19            0.25          0.20         0.20         0.62
Average interest-earning assets to average
 interest-bearing liabilities                                          1.12 X          1.12          1.13         1.13         1.15
Weighted average shares outstanding:
 Basic                                                           11,390,447      10,746,043     7,324,542    7,937,562    8,266,154
 Diluted                                                         11,969,514      11,406,739     7,639,980    8,315,702    8,717,279
Loan originations                                           $     1,275,041         744,604       609,181      312,784      470,530
Full-service customer service facilities                                 20              20            15           14           14
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

GENERAL

     The Company completed its merger with Liberty Bancorp on February 10, 1997. The transaction was accounted for using the purchase method of accounting. The operating results for the year ended December 31, 1997 include the combined entities from the date of merger. The Company also completed its acquisition of Southwest Bancshares on June 30, 1998. This transaction was accounted for under the pooling-of-interests method, therefore, the results of operations for the periods presented have been combined.

     Net income totaled $15.1 million, or $1.26 per diluted share for the year ended December 31, 1998, compared to $14.4 million, or $1.26 per diluted share for the year ended December 31, 1997. Excluding merger related costs of $3.8 million relating to the Southwest Bancshares acquisition, which included professional fees, data processing conversion costs and employee severance, net income would have been $17.8 million or $1.48 per diluted share for the year ended December 31, 1998. Net interest income for the year ended December 31, 1998 was $52.2 million, an increase of $3.9 million.

INTEREST INCOME

     Interest income for the year ended December 31, 1998 totaled $137.1 million, an increase of $16.6 million from the year ended December 31, 1997. The increase in interest income was primarily due to an increase in average interest-earning assets of $298 million. Interest income on mortgage loans, the largest component of interest-earning assets, decreased $2.3 million to $85.1 million from the prior year. The average mortgage loan portfolio when comparing year to year increased $12.5 million. The average yield on the mortgage loan portfolio decreased to 7.46% for the year ended December 31, 1998, from 7.74% for the 1997 year. The Bank's mortgage loan portfolio is being affected by the current market conditions for refinancing single family residences, whereby higher yielding loans are repaid and replaced by lower yielding loans. In addition, the decrease in interest income and yield on the mortgage loan portfolio was affected by the additional interest income of $1.7 million received on two large loans that were settled and paid off in the 1997 year. The average balance of home equity lines of credit increased $12.7 million, or 15%, to $95.2 million for the year ended December 31, 1998. This increase resulted in a slight increase in interest income. The Bank's home equity line of credit product is priced based on the prime rate, which during this period was at a high of 8.50% and a low of 7.75%. The Bank continues to place emphasis on expanding its portfolio of home equity lines of credit. An increase in home equity lines of credit is intended to enhance the Bank's interest rate spread and its interest rate risk management. The increase in the average consumer loan and lease portfolio of $26.2 million for the year ended December 31, 1998 was primarily the result of the indirect auto portfolio, which began operations in 1998. The average balance of the mortgage-backed securities portfolio increased $223.8 million to $420.4 million from the prior year. Interest income on the mortgage-backed securities portfolio increased $14.2 million from the prior year. The average balance of the investment securities portfolio increased $1.1 million to $130.9 million from the prior year. Interest income on the investment securities portfolio increased slightly to $9.1 million. The increases in both interest income and the average balances of the securities portfolios are primarily the result of the Bank's strategy to increase income and leverage its capital through additional purchases of investments and mortgage-backed securities funded by Federal Home Loan Bank borrowings. Purchases of mortgage-backed and investment securities for the year ended December 31, 1998 totaled $426 million.

INTEREST EXPENSE

     Interest expense for the year totaled $84.9 million, an increase of $12.7 million from the prior year. The increase in interest expense was primarily due to an increase in average interest-bearing liabilities of $265.9 million offset by a slight decrease in the average cost of interest-bearing liabilities to 5.00% from 5.04%. Interest expense on deposit accounts increased $2.7 million to $60.3 million for the year. The average cost of deposits for the year was 4.79%, a decrease from the average cost of 4.82% for the 1997 year. The average interest-bearing deposit base increased $63.6 million to $1.3 billion for the year ended December 31, 1998. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas. For the year, the Company recorded interest expense on borrowed funds of $24.6 million on an average balance of $438.5 million at an average cost of 5.60%. This compares to interest expense of $14.4 million on an average balance of $235.1 million at an average cost of 6.12% for the year ended 1997. As stated previously, the Bank's strategy is to leverage its capital through additional purchases of securities funded by Federal Home Loan Bank borrowings. For the year ended December 31, 1998 proceeds from borrowed funds totaled $444 million.

NET INTEREST INCOME

     Net interest income for the year ended December 31, 1998 increased $3.9 million, to $52.2 million from the 1997 year. Both the average yield on interest-earning assets and the average cost of interest-bearing liabilities decreased when comparing 1998 and 1997. The average yield on interest-earning assets decreased to 7.23% from 7.55%. The Bank continues to concentrate on improving asset yields, specifically through increased commercial and consumer lending and through the purchase of investment and mortgage-backed securities. The Bank has been able to maintain its deposit base while not significantly increasing its costs despite intense competition from other depositories and mutual funds. The average cost of interest-bearing liabilities has decreased slightly from 5.04% to 5.00%.

PROVISION FOR LOAN LOSSES

     Based on management's evaluation of the loan portfolio, a provision for loan losses of $262,000 was recorded during the year ended December 31, 1998. The provision for loan losses was $24,000 for year ended December 31, 1997. At December 31, 1998, the ratio of non-performing loans to total loans was 0.25% compared to 0.30% at December 31, 1997. The allowance for loan losses represents 0.48% of total loans receivable at December 31, 1998 compared to 0.50% at December 31, 1997. Based on management's evaluation of the loan portfolio, past loan loss experience, and known and inherent risks in the portfolio, management believes that the allowance is adequate.

NONINTEREST INCOME

     Total noninterest income for the year ended December 31, 1998 was $24.9 million, an increase of $7.8 million from the 1997 year. Gains on sales of loans, mortgage-backed and investment securities totaled $2.2 million for the year, compared to net gains of $23,000 recorded in 1997. In 1997, the Bank sold $59 million of adjustable-rate mortgage loans, recording a loss of $391,000.
The loan sale and subsequent reinvestment was part of a restructuring of the loan portfolio to improve the portfolio yield. The increase in other fees and commissions of $5.0 million from $13.7 million in 1997 to $18.7 million in 1998, is primarily attributable to the increase of $3.8 million in origination fees contributed by Preferred.

NONINTEREST EXPENSE

     Noninterest expense for the year ended December 31, 1998 totaled $51.8 million, an increase of $9.3 million. The year ended December 31, 1998 included $3.8 million of merger related costs, which included professional fees, data processing conversion costs and employee severance. The year ended December 31, 1997 included $1.2 million in non-recurring expenses due to the acquisition of Liberty Bancorp. Compensation and benefits increased $5.4 million, to $28.8 million for 1998. Of this increase, $2.5 million is attributable to commissions paid on loan originations and $2.2 million is due to severance pay outs. Occupancy expense for the year ended December 31, 1998 totaled $6.7 million, an increase of $1.1 million from the 1997 year. This increase is primarily due to increased depreciation expense on office equipment. Purchases of premises and equipment for the year totaled $4.0 million. All other components of noninterest expense increased $2.8 million to $16.3 million. Of the $2.8 million increase, $1.6 million is attributable to increased loan originations.

INCOME TAX PROVISION

     The provision for income taxes for the year ended December 31, 1998 was $9.9 million. The effective tax rate for the 1998 year was 39.5% compared to 37.1% for the 1997 year. The higher effective tax rate for the 1998 year was primarily the result of certain non deductible acquisition costs.

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

     Net income totaled $14.4 million, or $1.26 per diluted share for the year ended December 31, 1997, compared to $5.7 million, or $0.75 per diluted share for the year ended September 30, 1996. Excluding the one-time Savings Association Insurance Fund ("SAIF") assessment, net income totaled $8.4 million, or $1.10 per diluted share for the year ended September 30, 1996. Net interest income for the year ended December 31, 1997 was $48.3 million, an increase of $19.8 million.

INTEREST INCOME

     Interest income for the year ended December 31, 1997 totaled $120.5 million, an increase of $47.8 million from the prior year. The increase in interest income was due to an increase in interest-bearing assets and to a lesser extent by an increase in the average yield. Interest income on mortgage loans increased $26.3 million to $87.3 million from the prior year. The average mortgage loan portfolio when comparing year to year increased $321.2 million, primarily as a result of the merger. The average yield on the mortgage loan portfolio increased to 7.74% for the year ended December 31, 1997, from 7.56% for the 1996 year. The increase in yield was primarily due to additional interest income of $1.7 million received on two large loans that were settled and paid off. The average balance of home equity lines of credit increased $44.6 million to $82.5 million for the year ended December 31, 1997. This increase resulted in an increase in interest income of $3.5 million. The Bank continues to place additional emphasis on expanding its portfolio of home equity lines of credit, the interest rates on which adjust with the prime rate. An increase in home equity lines of credit is intended to enhance the Bank's interest rate spread and its interest rate risk management. The increase in the average consumer loan portfolio of $26.3 million for the year ended December 31, 1997 is primarily the result of the lease portfolio acquired through the merger. The average balance of the mortgage-backed securities portfolio increased $157.3 million to $196.6 million from the prior year. The increase in the average mortgage-backed securities portfolio was primarily due to the merger. Interest income on the mortgage-backed securities portfolio increased $10.9 million from the prior year. The average balance of the investment securities portfolio increased $66.4 to $129.8 million from the prior year, primarily as a result of the merger. Interest income on the investment securities portfolio increased $5.2 million from the prior year.

INTEREST EXPENSE

     Interest expense for the year totaled $72.2 million, an increase of $27.9 million from the prior year. The increase in interest expense was due to an increase in interest-bearing liabilities due to the merger. Interest expense on deposit accounts increased $26.0 million to $57.6 million for the year. The average cost of deposits for the year was 4.82%, an increase from the average cost of 4.62% for the 1996 year. The average deposit base increased $511.5 million to $1.2 billion for the year ended December 31, 1997. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas. For the year, the Company recorded interest expense on borrowed funds of $14.4 million on an average balance of $235.1 million at an average cost of 6.12%. This compares to interest expense of $12.2 million on an average balance of $189.4 million at an average cost of 6.46% for the year ended 1996. The average balance of the Collateralized Mortgage Obligations ("CMO") bonds outstanding decreased $1.7 million, or 52.6%, to $1.5 million for the year ended December 31, 1997 compared to the 1996 year. The average cost of the CMO bonds for the year ended 1997 was 12.24%, a decrease from the average cost of 13.34% for the year ended 1996. This decrease was due to adjustments made to the discount on the bonds for changes in the estimated average maturities of the mortgage-backed securities collateralizing the bonds.

NET INTEREST INCOME

     Net interest income for the year ended December 31, 1997 increased $19.8 million, to $48.3 million from the 1996 year, primarily as a result of the merger. The average yield on interest-earning assets increased to 7.55% from 7.34%. The Bank continues to concentrate on improving asset yields, specifically through increased commercial and consumer lending and through the purchase of investment and mortgage-backed securities. The Bank has been able to maintain and increase its deposit base while not significantly increasing its cost despite intense competition from other depositories and mutual funds. The average cost of interest-bearing liabilities decreased slightly from 5.05% to 5.04%.

PROVISION FOR LOAN LOSSES

     Based on management's evaluation of the loan portfolio, a provision for loan losses of $24,000 was recorded during the year ended December 31, 1997. The provision for loan losses was $74,000 for year ended September 30, 1996. At December 31, 1997, the ratio of non-performing loans to total loans was 0.30% compared to 0.20% at September 30, 1996. The allowance for loan losses represents 0.50% of total loans receivable at December 31, 1997 compared to 0.37% at September 30, 1996. Based on management's evaluation of the loan portfolio, past loan loss experience, and known and inherent risks in the portfolio, management believes that the allowance is adequate.

NONINTEREST INCOME

     Total noninterest income for the year ended December 31, 1997 was $17.1 million, an increase of $2.6 million from the 1996 year. Net gains on sales of loans, mortgage-backed and investment securities totaled $23,000 for the year, compared to gains of $456,000 recorded in 1996. In 1997, the Bank sold $59 million of adjustable-rate mortgage loans, recording a loss of $391,000. The loan sale and subsequent reinvestment was part of a restructuring of the loan portfolio to improve the portfolio yield. In 1996, the Bank sold its credit card portfolio, recording a gain of $183,000. The increase in other fees and commissions of $3.0 million from $10.7 million in 1996 to $13.7 million in 1997, is primarily attributable to the increase of $1.9 million in origination fees contributed by Preferred. ATM fees increased $984,000 from the prior year, primarily due to surcharging. Other noninterest income decreased $257,000. In 1996, the Bank received tax refunds of $392,000 and $53,000 from the redemption of an equity investment.

NONINTEREST EXPENSE

     Noninterest expense for the year ended December 31, 1997 totaled $42.5 million. Excluding the one-time SAIF assessment of $4.5 million recorded in 1996, noninterest expense increased $12.0 million. The increase in noninterest expense is primarily due to the combined operations of the Banks from the date of acquisition. Noninterest expense for the current year includes $1.2 million in pretax non-recurring expenses due to the acquisition of Liberty Bancorp. Compensation and benefits increased $6.3 million, to $23.4 million for 1997.
The increase is primarily due to the combined operations from the date of acquisition. Occupancy expense for the year ended December 31, 1997 totaled $5.5 million, an increase of $1.4 million from the 1996 year. The increase is primarily due to the combined operations from the date of acquisition. All other components of noninterest expense increased $4.3 million to $13.6 million, exclusive of the one-time SAIF assessment of $4.5 million. This increase is primarily the result of the combined operations from the date of acquisition.

INCOME TAX PROVISION

     The provision for income taxes for the year ended December 31, 1997 was $8.5 million. The effective tax rate for the 1997 year was 37.1% compared to 26.6% for the 1996 year. The lower effective tax rate for the 1996 year was the result of the reversal of the valuation allowance on deferred tax assets, which was no longer deemed necessary.

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

                                                                                           Year Ended
                                           ----------------------------------------------------------------------------
                                                    December 31, 1998                     December 31, 1997
                                           ------------------------------------   -------------------------------------
                                                                         Average                           Average
                                             Average                     Yield/      Average               Yield/
(Dollars in thousands)                       Balance        Interest       Cost      Balance    Interest     Cost
-----------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Mortgage loans, net                          $  1,140,899     85,068     7.46%     1,128,371     87,341      7.74%
Home equity lines of credit                        95,211      7,489     7.87         82,486      6,650      8.06
Consumer loans and leases                          60,482      5,027     8.31         34,286      2,650      7.73
Mortgage-backed securities                        420,393     27,768     6.61        196,558     13,584      6.91
Interest-bearing deposits                          47,508      2,600     5.47         24,643      1,371      5.56
Federal funds sold                                      -          -        -            267         15      5.62
Commercial paper                                        -          -        -            669         37      5.53
Investment securities                             130,878      9,123     6.97        129,753      8,853      6.82
-----------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   1,895,371    137,075     7.23      1,597,033    120,501      7.55
Noninterest-earning assets                         79,718                             78,756
-----------------------------------------------------------------------------------------------------------------------
Total assets                                 $  1,975,089                          1,675,789
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Savings accounts                             $  1,088,987     56,266     5.17%     1,034,046     53,338      5.16%
NOW interest-bearing accounts                      64,991        623     0.96         68,856      1,352      1.96
Money market accounts                             104,009      3,367     3.24         91,476      2,892      3.16
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                 1,257,987     60,256     4.79      1,194,378     57,582      4.82
Funds borrowed:
Borrowed funds                                    438,507     24,567     5.60        235,108     14,398      6.12
Collateralized mortgage obligations                   379         44    11.61          1,528        187     12.24
-----------------------------------------------------------------------------------------------------------------------
Total funds borrowed                              438,886     24,611     5.61        236,636     14,585      6.16
-----------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              1,696,873     84,867     5.00      1,431,014     72,167      5.04
Other liabilities                                  96,750                             83,150
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                               1,793,623                          1,514,164
Stockholders' equity                              181,466                            161,625
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $  1,975,089                          1,675,789
-----------------------------------------------------------------------------------------------------------------------
Net interest income/interest rate spread                      52,208     2.23%                   48,334      2.51%
-----------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
 net interest margin                         $    198,498                2.75%       166,019                 3.03%
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets to
 interest-bearing liabilities                       1.12X                              1.12X
-----------------------------------------------------------------------------------------------------------------------

                                                                                    At December 31,
                                           ---------------------------------
                                                   September 30, 1996                   1998
                                           ---------------------------------------------------------------------
                                                                    Average
                                              Average               Yield/                       Yield/
(Dollars in thousands)                        Balance     Interest    Cost           Balance       Cost
----------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Mortgage loans, net                            807,196      60,995    7.56%       $ 1,152,825      7.45%
Home equity lines of credit                     37,838       3,152    8.33             92,713      7.43
Consumer loans and leases                        7,961         751    9.43             87,863      8.34
Mortgage-backed securities                      39,248       2,713    6.91            332,347      6.74
Interest-bearing deposits                       35,893       1,438    4.01             63,802      4.68
Federal funds sold                                   -           -       -                  -         -
Commercial paper                                     -           -       -                  -         -
Investment securities                           63,346       3,702    5.84             86,039      7.04
----------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  991,482      72,751    7.34          1,815,589      7.25
Noninterest-earning assets                      43,299                                166,907
----------------------------------------------------------------------------------------------------------------
Total assets                                 1,034,781                            $ 1,982,496
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Savings accounts                               574,890      28,554    4.97%       $ 1,084,423      5.07%
NOW interest-bearing accounts                   43,004         911    2.12             56,273      0.94
Money market accounts                           64,962       2,114    3.25             82,375      3.28
----------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                682,856      31,579    4.62          1,223,071      4.76
Funds borrowed:
Borrowed funds                                 189,360      12,235    6.46            464,450      5.36
Collateralized mortgage obligations              3,224         430   13.34                  -         -
----------------------------------------------------------------------------------------------------------------
Total funds borrowed                           192,584      12,665    6.58            464,450      5.36
----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             875,440      44,244    5.05          1,687,521      4.92
Other liabilities                               63,605                                109,038
----------------------------------------------------------------------------------------------------------------
Total liabilities                              939,045                              1,796,559
Stockholders' equity                            95,736                                185,937
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   1,034,781                            $ 1,982,496
----------------------------------------------------------------------------------------------------------------
Net interest income/interest rate spread                    28,507    2.29%                        2.33%
----------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
 net interest margin                           116,042                2.88%
----------------------------------------------------------------------------------------------------------------
Interest-earning assets to
 interest-bearing liabilities                    1.13X
----------------------------------------------------------------------------------------------------------------

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

                                          Year Ended December 31, 1998            Year Ended December 31, 1997
                                                  Compared To                             Compared To
                                          Year Ended December 31, 1997            Year Ended September 30, 1996
                                       ---------------------------------------------------------------------------
                                              Increase (Decrease)                     Increase (Decrease)
                                             In Net Interest Income                  In Net Interest Income
                                                     Due To                                  Due To
                                       ---------------------------------------------------------------------------
(In thousands)                           Volume     Rate        Net      Volume          Rate          Net
------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans, net                    $    950    (3,223)    (2,273)    24,858         1,488        26,346
Home equity lines of credit               1,000      (161)       839      3,603          (105)        3,498
Consumer loans and leases                 2,164       213      2,377      2,057          (158)        1,899
Mortgage-backed securities               14,799      (615)    14,184     10,871             -        10,871
Interest-bearing deposits                 1,251       (22)     1,229       (528)          461           (67)
Investment securities                        17       201        218      4,493           710         5,203
------------------------------------------------------------------------------------------------------------------
 Total                                   20,181    (3,607)    16,574     45,354         2,396        47,750
------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Deposits                                  3,036      (362)     2,674     24,582         1,421        26,003
Funds borrowed                           11,434    (1,408)    10,026      2,766          (846)        1,920
------------------------------------------------------------------------------------------------------------------
  Total                                  14,470    (1,770)    12,700     27,348           575        27,923
------------------------------------------------------------------------------------------------------------------
Net change in net interest income      $  5,711    (1,837)     3,874     18,006         1,821        19,827
------------------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION

     At December 31, 1998, total assets of the Company were $2.0 billion, an increase of $260 million, from 1997.

     The Company's $1.3 billion loan portfolio consists primarily of mortgage loans on residential real estate. Loans held for sale of $111 million at December 31, 1998, represent loans originated for delivery to investors by Preferred, or for sale into the secondary market by the Bank. Home equity lines of credit, commercial leases and consumer loans represent $175 million, or 12.7% of the loan portfolio. The Company originated and purchased $1.3 billion in loans during 1998 offset by sales of $790 million and cash repayments of $377 million.

     The securities portfolio at December 31, 1998 was $394 million. During the year, the Company purchased $426 million of mortgage-backed and investment securities, offset by sales and maturities of $190 million.

     Deposits decreased $7.6 million to $1.3 billion at December 31, 1998. Borrowings increased by $257 million, which were primarily used to fund purchases for the investment and mortgage-backed securities portfolio.

     Stockholders' equity increased $11.0 million to $185.9 million at December 31, 1998. The increase was primarily due to earnings of $15.1 million, offset by cash dividends declared of $5.7 million. The Company issued 3,411,500 shares of common stock in exchange for 2,847,585 shares of Southwest Bancshares outstanding common stock as part of the merger. At December 31, 1998, the number of common shares outstanding was 11,463,881 and the book value per common share outstanding was $16.22.

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

     The Company seeks to reduce the volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, the Company has attempted to increase the percentage of assets, whose interest rates adjust more frequently, and to reduce the average maturity of such assets. A focus in recent years, had been the origination of adjustable-rate residential real estate loans. The Company currently originates shorter maturity fixed-rate commercial real estate loans, home equity lines of credit and consumer loans, which generally mature or reprice more quickly than fixed-rate residential real estate loans.

     However, adjustable-rate loans are nearly as likely to refinance in low interest rate environments as fixed-rate loans. Often, interest rate cycles allow for these refinancings before the adjustable-rate loans can adjust to fully indexed market rates. In such declining interest rate environments, that result in high levels of loan refinancings, the Company may decide to acquire longer fixed-rate mortgage loans or mortgage-backed securities. To provide an acceptable level of interest rate risk, the Company utilizes a funding strategy using long-term Federal Home Loan Bank borrowings. Imbalances in repricing opportunities at any point in time constitute an interest sensitivity gap, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any potential activity and are best used as early indicators of potential interest rate exposures.

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

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Savings accounts, NOW accounts and money market accounts, which collectively totaled $345 million at December 31, 1998, were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

                                                                                At December 31, 1998
                                                                      More Than      More Than
                                                        1 Year         1 Year         3 Years      More Than
(Dollars in thousands)                                  Or Less      To 3 Years     To 5 Years      5 Years       Total
-------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans (1)                                   $  415,429         200,018        140,161       400,455    1,156,063
Home equity lines of credit (1)                          92,629               -              -             -       92,629
Consumer loans and leases (1)                            10,630          21,272         48,269         7,605       87,776
Mortgage-backed securities (2)                          177,630          61,143         33,630        60,314      332,717
Interest-bearing deposits                                63,802               -              -             -       63,802
Investment securities (2)                                72,715           8,603          1,620         2,503       85,441
-------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                         832,835         291,036        223,680       470,877    1,818,428

INTEREST-BEARING LIABILITIES:
Savings accounts                                         35,160          53,405         34,816        83,445      206,826
NOW interest-bearing accounts                            20,821          19,059          5,100        11,293       56,273
Money market accounts                                    65,076           9,063          4,315         3,921       82,375
Certificate accounts                                    714,824         146,460         16,313             -      877,597
Borrowed funds                                          124,300         127,650         75,000       137,500      464,450
-------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                     960,181         355,637        135,544       236,159    1,687,521
-------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                             $ (127,346)        (64,601)        88,136       234,718      130,907
-------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap                  $ (127,346)       (191,947)      (103,811)      130,907
-------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
 percentage of total assets                               (6.42)%         (9.68)         (5.24)         6.60
Cumulative net interest-earning assets as a
 percentage of interest-bearing liabilities               86.74 %         85.41          92.85        107.76
-------------------------------------------------------------------------------------------------------------------------

(1) For purposes of the gap analysis, mortgage loans, home equity lines of credit and consumer loans and leases are not reduced by the allowance for loan losses and are reduced for non-performing loans.

(2) Mortgage-backed and investment securities are not increased or (decreased) by unrealized gains (losses) resulting from the accounting for available for sale securities under SFAS No. 115. (See accompanying notes to consolidated financial statements.)

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

LIQUIDITY

  The Company's primary sources of funds are deposits, borrowings, proceeds from principal and interest payments on loans and mortgage-backed securities and the sale of loans. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate cycles and economic conditions.

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's liquidity ratios were 6.9% and 6.8% at December 31, 1998 and 1997, respectively.

  The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At December 31, 1998 and 1997, cash and cash equivalents totaled $81.0 million and $58.5 million, respectively.

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

  Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, utilized $67.3 million for the year ended December 31, 1998 and provided $2.4 million for the year ended December 31, 1997.

  Net cash related to investing activities, consisting primarily of principal collections on loans and mortgage-backed securities and proceeds from the sale or maturity of loans, mortgage-backed securities, and investment securities, offset by disbursements for loans originated or purchased for investment, purchases of mortgage-backed securities and investment securities, offset by sales of mortgage-backed securities available for sale, maturities of investment securities available for sale, principal collections on loans and mortgage-backed securities, utilized $155.0 million for the year ended December 31, 1998 and provided $37.2 million for the year ended December 31, 1997.

  Net cash related to financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds and the payment of dividends, provided $244.7 million for the year ended December 31, 1998 and utilized $20.0 million for the year ended December 31, 1997.

  At December 31, 1998, the Company had outstanding commitments to originate and purchase $107.9 million loans. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998, totaled $714.8 million. Management believes that a significant portion of such deposits will remain with the Company.

CAPITAL COMPLIANCE

  The Bank's tangible capital ratio at December 31, 1998, is 7.95%. This exceeds the tangible capital requirement of 1.5% of adjusted assets by $126.1 million. The Bank's leverage capital ratio at December 31, 1998, is 7.95%. This exceeds the leverage capital requirement of 3.0% of adjusted assets by $96.8 million. The Bank's risk-based capital ratio is 14.99% at December 31, 1998. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $74.9 million.

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

YEAR 2000

  The Company has established a Year 2000 Project plan to address systems and facilities changes necessary to properly recognize dates after 1999, has assigned implementation responsibilities, and has established management and Board reporting processes. All of the Company's significant financial accounting systems are provided under contract with major national banking systems providers who are progressing under their own Year 2000 plans. Most significant systems changes have been completed as of December 31, 1998. The Company's plan follows the five step approach required by its regulators:
Awareness, Assessment, Modification, Verification, and Implementation. The Company's project also addresses its other suppliers, customers, and other constituents, as well as remediation and business resumption contingency plans. The costs of the project, and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The primary uncertainty facing the Company is the ability of third party systems providers to identify and modify software as planned. Specific factors that might cause material differences from plans include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

  Additional information about the Company's Year 2000 status at December 31, 1998 was as follows:

  Readiness: The Company's plan includes both information technology ("IT") and non-IT systems. Most of the Company's primary Year 2000 exposures relate to IT systems, primarily to the vendor of its account processing systems. The Company utilizes a national third party provider for the bulk of its data processing needs. As a result, a large part of the Company's mission critical Year 2000 testing is for products and services processed by that service provider. The service provider has completed the remediation and testing of its system and has had its Year 2000 compliant systems in production since June 30, 1998. The Company is in the process of independently testing its activities on that system to verify that the service provider's system functions in the Year 2000 for those services used by the Company. In November 1998, the Company successfully completed the first phase of that testing and is scheduled to complete testing by the spring of 1999.

  Costs: The Company has not incurred material costs specifically related to its Year 2000 program and does not expect these costs to have a significant impact on the Company's results of operations, liquidity or capital resources. Direct costs of the Year 2000 issue have been estimated to not exceed $250,000 per year for the years ended December 31, 1998, 1999 and 2000. The primary direct costs include compensation and benefits paid to staff dedicated solely to the Year 2000 issues, direct costs paid to vendors or others related to Year 2000 preparedness and the income statement effect of hardware and software purchased to replace items not Year 2000 compliant. The figure does not include costs considered by the Company to be indirect costs. The primary indirect cost includes the time and effort of many of the Company's employees to prepare for the Year 2000 in addition to performing their normal work routine. The costs of the Year 2000 project are based on the Company's best estimates, which include numerous assumptions about future events. Actual costs may differ due to actual events being different than those assumed at the time the cost estimates were prepared.

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

  Contingency Plans: The Company has taken actions to comply with federal regulatory requirements for Year 2000 contingency planning. The Company presently believes that the compliance effort can and will be completed prior to the Year 2000. However, if required product or service upgrades are not complete by that time, the Year 2000 issues could disrupt normal business operations. Although not expected at this time, the most likely worst case scenario includes the Company being unable to process some or all of its transactions on a temporary basis. Because of the nature of this scenario, the Company is in the process of establishing contingency plans for all mission critical services. Those contingency plans will also be tested as part of the Company's Year 2000 preparedness. Additionally, a business resumption plan is being developed to mitigate risks associated with the failure of mission critical systems. The Year 2000 business resumption contingency plan will be designed to ensure that mission critical core banking processes will continue if one or more supporting systems fail and to allow for limited transaction processing until the Year 2000 problems are fixed.

  Readers should be cautioned that forward looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's disclosures regarding "Forward-Looking Statements".

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As its primary interest rate risk planning tool, the Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's net portfolio value ("NPV"), which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under a range of interest rate scenarios, which range from a 300 basis point increase to a 300 basis point decrease in market interest rates (measured in 100 basis point increments). The Bank's asset and liability structure results in a decrease in NPV in a rising interest rate scenario and an increase in NPV in a declining interest rate scenario. During periods of rising interest rates, the value of monetary assets declines more rapidly than the value of monetary liabilities rises. Conversely, during periods of falling interest rates, the value of monetary assets rises more rapidly than the value of monetary liabilities declines. However, the amount of change in value of specific assets and liabilities due to changes in interest rates is not the same in a rising rate environment as in a falling interest rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward interest rate movement). The following table sets forth the Bank's NPV at December 31, 1998, as calculated by the OTS, based on information provided by the Bank to the OTS.

       Change in                                                                                      NPV as % of Economic
    Interest Rates                                   Net Portfolio Value                                Value of Assets
                              --------------------------------------------------------------  ---------------------------------
    In Basis Points                                         $                    %                      NPV            % (1)
     (Rate Shock)                  Amount                 Change               Change                   Ratio          Change
-----------------------       --------------------------------------------------------------  ----------------------------------
                                                             (Dollars in thousands)
          300                 $       106,287       $        (67,615)            (39)     %            5.72%           (3.07)   %
          200                         135,223                (38,679)            (22)                  7.10            (1.69)
          100                         159,603                (14,299)             (8)                  8.20            (0.59)
        Static                        173,902                                                          8.79
         (100)                        180,542                  6,640               4                   9.00             0.21
         (200)                        183,892                  9,991               6                   9.06             0.27
         (300)                        190,320                 16,418               9                   9.25             0.46

(1) Based on the economic value of the Bank's assets assuming no change in interest rates.

  As shown by the table above, increases in interest rates will result in net decreases in the Bank's net portfolio value, while decreases in interest rates will result in smaller net increases in the Bank's net portfolio value. Because a 200 basis point increase in interest rates caused less than a 2% decrease in the ratio of NPV to the economic value of the Bank's assets, the Bank is considered by the OTS to have "minimal" interest rate risk.

  At December 31, 1998, the Bank's Board of Directors had adopted interest rate risk target limits which established maximum potential decreases in the Bank's NPV of 24%, 47% and 71% in the event of 1%, 2% and 3% immediate and sustained increases in market interest rates, respectively. As indicated in the table above, at December 31, 1998, the Bank was within such Board-approved limits. The Bank's target limits are reviewed by the Board of Directors regularly and are changed in light of market conditions and other factors. Certain shortcomings are inherent in the methods of analysis presented in the computation of NPV. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Asset/Liability Management."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ALLIANCE BANCORP
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                December 31,            December 31,
(In thousands, except share data)                                                       1998                    1997
---------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                       $          17,195                18,238
Interest-bearing deposits                                                                63,802                40,275
Investment securities available for sale, at fair value                                  61,516               133,447
Mortgage-backed securities available for sale, at fair value                            332,347               234,869
Loans, net of allowance for losses of $6,350 at December 31, 1998
  and $6,170 at December 31, 1997                                                     1,333,401             1,226,253
Accrued interest receivable                                                              10,759                10,272
Real estate                                                                              20,185                12,361
Premises and equipment, net                                                              12,590                10,635
Stock in Federal Home Loan Bank of Chicago, at cost                                      24,523                15,589
Due from broker                                                                          71,336                     -
Other assets                                                                             34,842                20,886
---------------------------------------------------------------------------------------------------------------------
                                                                              $       1,982,496             1,722,825
---------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                    $       1,298,044             1,305,667
  Borrowed funds                                                                        464,450               207,381
  Collateralized mortgage obligations                                                         -                 1,065
  Advances by borrowers for taxes and insurance                                          12,935                14,359
  Accrued expenses and other liabilities                                                 21,130                19,427
---------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                 1,796,559             1,547,899
---------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 1,500,000 shares;
    none outstanding                                                                          -                     -
  Common stock, $.01 par value; authorized 21,000,000 shares
          11,617,903 shares issued at December 31, 1998;
          11,428,662 shares issued at December 31, 1997                                     116                   114
  Additional paid-in capital                                                            107,130               104,178
  Retained earnings, substantially restricted                                            80,219                70,851
  Treasury stock, at cost; 154,022 shares at December 31, 1998 and
    155,668 shares at December 31, 1997                                                  (1,511)               (1,527)
  Common stock purchased by Employee Stock Ownership Plan                                     -                  (320)
  Accumulated other comprehensive income (loss)                                             (17)                1,630
---------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                          185,937               174,926
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------------
                                                                              $       1,982,496             1,722,825
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

ALLIANCE BANCORP
CONSOLIDATED STATEMENTS OF INCOME

                                                          For The Year             For The Year            For The Year
                                                                 Ended                    Ended                   Ended
                                                          December 31,             December 31,            September 30,
(In thousands, except per share amounts)                          1998                     1997                    1996
--------------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                 $            97,584                  96,641                   64,898
Mortgage-backed securities                                         27,768                  13,584                    2,713
Investment securities                                               9,123                   8,853                    3,702
Interest-bearing deposits                                           2,600                   1,371                    1,438
Commercial paper                                                        -                      37                        -
Federal funds sold                                                      -                      15                        -
--------------------------------------------------------------------------------------------------------------------------
  Total interest income                                           137,075                 120,501                   72,751
--------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Deposits                                                           60,256                  57,582                   31,579
Borrowed funds                                                     24,567                  14,398                   12,235
Collateralized mortgage obligations                                    44                     187                      430
--------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                           84,867                  72,167                   44,244
--------------------------------------------------------------------------------------------------------------------------
  Net interest income                                              52,208                  48,334                   28,507
  Provision for loan losses                                           262                      24                       74
--------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision
    for loan losses                                                51,946                  48,310                   28,433
--------------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Gain (loss) on sales of:
  Loans held for sale                                               1,367                    (152)                     452
  Mortgage-backed securities available for sale                       633                     (48)                       -
  Investment securities available for sale                            178                     223                        4
Income from real estate operations                                  1,744                     597                    1,224
Servicing fee income, net                                              50                     457                      467
ATM fee income                                                      1,965                   1,797                      813
Other fees and commissions                                         18,677                  13,698                   10,727
Other                                                                 247                     490                      747
--------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                         24,861                  17,062                   14,434
--------------------------------------------------------------------------------------------------------------------------
Noninterest Expense:
Compensation and benefits                                          28,836                  23,438                   17,152
Occupancy expense                                                   6,657                   5,549                    4,191
Federal deposit insurance premiums                                    802                     788                    1,623
Federal deposit insurance special assessment                            -                       -                    4,527
Advertising expense                                                 1,420                   1,256                      881
ATM expense                                                         1,452                   1,388                      578
Computer services                                                   1,776                   1,559                      799
Other                                                              10,895                   8,565                    5,347
--------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                        51,838                  42,543                   35,098
--------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                       24,969                  22,829                    7,769
Income tax expense                                                  9,864                   8,469                    2,067
--------------------------------------------------------------------------------------------------------------------------
  Net income                                          $            15,105                  14,360                    5,702
--------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                              $              1.33                    1.34                     0.78
Diluted earnings per share                            $              1.26                    1.26                     0.75
--------------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

ALLIANCE BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             Additional
                                                                    Comprehensive   Common      Paid-in    Retained   Treasury
(In thousands, except share and per share amounts)                         Income    Stock      Capital    Earnings      Stock
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                                     $                     64       44,616     56,950     (1,310)
Adjustment for difference in year ends of
 combining entities                                                                      -            -      1,079          -
Net income                                                                  5,702        -            -      5,702          -
Other comprehensive income, net of tax
 Change in minimum pension liability                                          108        -            -          -          -
 Change in unrealized gain (loss) on securities
   available for sale, net of reclassification
   adjustment                                                                (299)       -            -          -          -
                                                                  ---------------
Total comprehensive income                                                  5,511
                                                                  ---------------
Proceeds from exercise of stock options                                                  1          724          -          -
Tax benefit from stock related compensation                                              -          437          -          -
Cash paid in lieu of fractional shares                                                   -            -         (3)         -
Cash dividends declared, $0.29 per share                                                 -            -     (1,995)         -
Purchase of treasury stock                                                              (5)      (8,006)         -          -
Principal payment on ESOP                                                                -            -          -          -
Distribution of BRP stock awards                                                         -            -          -          -
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                                                            60       37,771     61,733     (1,310)
Net income                                                                 14,360        -            -     14,360          -
Other comprehensive income, net of tax
 Change in minimum pension liability                                          (27)       -            -          -          -
 Change in unrealized gain (loss) on securities
   available for sale, net of reclassification
   adjustment                                                               2,261        -            -          -          -
                                                                  ---------------
Total comprehensive income                                                 16,594
                                                                  ---------------
Proceeds from exercise of stock options                                                  1          907          -          -
Tax benefit from stock related compensation                                              -          519          -          -
Cash paid in lieu of fractional shares                                                   -            -         (5)         -
Cash dividends declared, $0.47 per share                                                 -            -     (5,210)         -
Issuance of 3,930,405 shares for merger of
 Liberty Bancorp                                                                        26       65,106          -          -
Stock split effected in the form of a stock dividend                                    27            -        (27)         -
Purchase of treasury stock                                                               -         (125)         -       (217)
Principal payment on ESOP                                                                -            -          -          -
Distribution of BRP stock awards                                                         -            -          -          -
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                                      $                    114      104,178     70,851     (1,527)
--------------------------------------------------------------------------------------------------------------------------------

                                                             Common      Common     Accumulated
                                                              Stock       Stock           Other
                                                          Purchased   Purchased   Comprehensive
(In thousands, except share and per share amounts)          by ESOP     by BRPs    Income (Loss)    Total
-----------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                                (1,647)       (453)           (446)   97,774
Adjustment for difference in year ends of
 combining entities                                              43           -              33     1,155
Net income                                                        -           -               -     5,702
Other comprehensive income, net of tax
 Change in minimum pension liability                              -           -             108       108
 Change in unrealized gain (loss) on securities
   available for sale, net of reclassification
   adjustment                                                     -           -            (299)     (299)
Total comprehensive income

Proceeds from exercise of stock options                           -           -               -       725
Tax benefit from stock related compensation                       -           -               -       437
Cash paid in lieu of fractional shares                            -           -               -        (3)
Cash dividends declared, $0.29 per share                          -           -               -    (1,995)
Purchase of treasury stock                                        -           -               -    (8,011)
Principal payment on ESOP                                       535           -               -       535
Distribution of BRP stock awards                                 -          331               -       331
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                                 (1,069)       (122)           (604)   96,459
Net income                                                        -           -               -    14,360
Other comprehensive income, net of tax
 Change in minimum pension liability                              -           -             (27)      (27)
 Change in unrealized gain (loss) on securities
   available for sale, net of reclassification
   adjustment                                                     -           -           2,261     2,261
Total comprehensive income

Proceeds from exercise of stock options                           -           -               -       908
Tax benefit from stock related compensation                       -           -               -       519
Cash paid in lieu of fractional shares                            -           -               -        (5)
Cash dividends declared, $0.47 per share                          -           -               -    (5,210)
Issuance of 3,930,405 shares for merger of
 Liberty Bancorp                                               (555)          -               -    64,577
Stock split effected in the form of a stock dividend              -           -               -         -
Purchase of treasury stock                                        -           -               -      (342)
Principal payment on ESOP                                     1,304           -               -     1,304
Distribution of BRP stock awards                                  -         122               -       122
-----------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                                   (320)          -           1,630   174,926
-----------------------------------------------------------------------------------------------------------

(continued)

ALLIANCE BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    Additional
(continued)                                                       Comprehensive          Common        Paid-in         Retained
(In thousands, except share and per share amounts)                       Income           Stock        Capital         Earnings

---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                                   $                             114        104,178          70,851
Net income                                                                15,105               -              -          15,105
Other comprehensive income, net of tax
 Change in minimum pension liability                                         (44)              -              -               -
 Change in unrealized gain (loss) on securities
   available for sale, net of reclassification
   adjustment                                                             (1,603)              -              -               -
                                                               -----------------
Total comprehensive income                                                13,458
                                                               -----------------
Proceeds from exercise of stock options                                                        1            697               -
Tax benefit from stock related compensation                                                    -            773               -
Cash paid in lieu of fractional shares                                                         -              -              (5)
Cash dividends declared, $0.50 per share                                                       -              -          (5,732)
Treasury stock distributed under employee benefit
 plan                                                                                          -            (17)              -
Issuance of 71,866 shares                                                                      1          1,499               -
Principal payment on ESOP                                                                      -               -              -
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                   $                             116        107,130          80,219
---------------------------------------------------------------------------------------------------------------------------------
                                                                           Common          Common       Accumulated
                                                                            Stock           Stock             Other
(continued)                                               Treasury      Purchased       Purchased     Comprehensive
(In thousands, except share and per share amounts)           Stock        by ESOP         by BRPs     Income (Loss)    Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                                (1,527)         (320)          -              1,630         174,926
Net income                                                       -             -           -                  -          15,105
Other comprehensive income, net of tax
 Change in minimum pension liability                             -             -           -                (44)            (44)
 Change in unrealized gain (loss) on securities
   available for sale, net of reclassification
   adjustment                                                    -             -           -             (1,603)         (1,603)
Total comprehensive income

Proceeds from exercise of stock options                          -             -           -                  -             698
Tax benefit from stock related compensation                      -             -           -                  -             773
Cash paid in lieu of fractional shares                           -             -           -                  -              (5)
Cash dividends declared, $0.50 per share                         -             -           -                  -          (5,732)
Treasury stock distributed under employee benefit
 plan                                                           16             -           -                  -              (1)
Issuance of 71,866 shares                                        -             -           -                  -           1,500
Principal payment on ESOP                                        -           320           -                  -             320
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                (1,511)            -           -                (17)        185,937
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

ALLIANCE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year          Year         Year
                                                                                  Ended         Ended        Ended
                                                                               Dec. 31,      Dec. 31,    Sept. 30,
(In thousands)                                                                     1998          1997         1996
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net income                                                                   $   15,105       14,360        5,702
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                                   2,135        1,614        1,527
   Distribution of BRP awards                                                          -          122          331
   Provision for loan losses                                                         262           24           74
   Amortization of premiums, discounts, and deferred loan fees                     1,004        2,042        1,217
   Originations of loans held for sale                                          (847,379)    (555,662)    (460,556)
   Sale of loans originated for resale                                           782,213      540,817      471,016
   (Gain) loss on sale of loans                                                   (1,367)         152         (452)
   (Gain) loss on sale of mortgage-backed securities                                (633)          48            -
   Gain on sale of investment securities                                            (178)        (223)          (4)
   Increase in accrued interest receivable                                          (487)        (637)        (266)
   (Increase) decrease in other assets                                           (19,630)       4,061       (2,026)
   Increase (decrease) in accrued expenses and other liabilities                   1,708       (4,349)       1,901
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                              (67,247)       2,369       18,464
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
 Loans originated or purchased for investment                                   (427,662)    (195,196)    (155,010)
 Purchases of:
   Mortgage-backed securities available for sale                                (359,763)    (120,349)      (4,969)
   Investment securities available for sale                                      (66,569)    (105,048)     (21,314)
   Stock in Federal Home Loan Bank of Chicago                                    (10,903)        (171)        (926)
   Premises and equipment                                                         (4,090)      (2,627)      (2,519)
 Proceeds from the sale of:
   Mortgage-backed securities available for sale                                  51,046        9,797            -
   Investment securities available for sale                                          234        7,001        4,065
   Stock in Federal Home Loan Bank of Chicago                                      1,969          545        2,907
   Loans held for investment                                                       7,535       65,350        6,811
 Proceeds from maturities of investment securities available for sale            138,871       45,916       13,267
 Net assets acquired through merger, net of cash acquired                              -       16,417            -
 Principal collected on loans                                                    376,761      281,976      140,927
 Principal collected on mortgage-backed securities                               137,563       33,584        4,658
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                             (155,008)      37,195      (12,103)
------------------------------------------------------------------------------------------------------------------------

(continued)

ALLIANCE BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year       Year        Year
                                                                                   Ended      Ended       Ended
(continued)                                                                     Dec. 31,   Dec. 31,   Sept. 30,
(In thousands)                                                                      1998       1997        1996
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
 Net increase (decrease) in deposits                                              (7,313)    47,577      32,092
 Proceeds from borrowed funds                                                    444,000    286,050      50,500
 Repayment of borrowed funds                                                    (186,950)  (349,108)   (104,390)
 Repayment of collateralized mortgage obligations                                 (1,077)    (1,236)     (1,962)
 Net decrease in advance payments by borrowers for taxes
   and insurance                                                                  (1,424)      (867)     (5,319)
 Purchase of treasury stock                                                            -       (268)     (8,011)
 Cash dividends paid                                                              (5,010)    (4,327)     (1,995)
 Cash paid in lieu of fractional shares related to stock split                        (5)        (5)         (3)
 Proceeds from the sale of treasury stock                                          1,500          -           -
 Decrease in ESOP loan                                                               320      1,304         535
 Proceeds from options exercised                                                     698        908         725
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                              244,739    (19,972)    (37,828)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              22,484     19,592     (31,467)
Cash and cash equivalents at beginning of year                                    58,513     38,921      72,140
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $   80,997     58,513      40,673
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
   Interest                                                                   $   84,114     72,594      44,465
   Income taxes                                                                   11,503      6,368       3,332
Supplemental Disclosures of Noncash Activities:
 Loans exchanged for mortgage-backed securities                               $   39,038     60,234      36,469
 Additions to real estate acquired in settlement of loans                          1,420        375         487
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND SEPTEMBER 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Alliance Bancorp ("Company") conform to generally accepted accounting principles ("GAAP") and to practices within the thrift industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. In 1997, the Company changed its fiscal year to coincide with the calendar year, compared to the September 30 fiscal year it used in the past.

     The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

A. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

B. Investment and Mortgage-Backed Securities

     Investments and mortgage-backed securities which the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. Investments and mortgage-backed securities purchased for the purpose of being sold are classified as "trading securities" and reported at fair value with any changes in fair value included in earnings. All other investments that are not classified as "held-to-maturity," or "trading" are classified as "available for sale." Investments and mortgage-backed securities available for sale are reported at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of tax. The Company has classified all investments and mortgage-backed securities in the portfolio as available for sale.

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

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Additions to the allowance for loan losses are provided based upon a periodic evaluation by management. Management's periodic evaluations of the adequacy of the allowance are based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans receivable. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination. Interest income on loans is not recognized on loans which are 90 days or greater delinquent and on loans which management believes are uncollectable.

     The Company follows the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," for impaired loans. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Substantially all of the Company's lending is excluded from the provisions of SFAS No. 114 and SFAS No. 118. Of the remaining loans which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at December 31, 1998 and 1997, nor during the years ended December 31, 1998 and 1997, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

D. Loans Held for Sale

     Loans classified "held for sale" are comprised of one-to four-family real estate loans originated for resale in the secondary market or to other investors. Loans are identified as held for sale before or soon after origination. Loans held for sale are accounted for at the lower of cost or market, with any lower of cost or market adjustment included in earnings. The lower of cost or market values are determined on an individual loan basis. Gains and losses on sales of loans are recognized based upon the difference between the selling price and the carrying value of the related loans sold.

E. Loan Servicing

     Mortgage servicing rights that are acquired through either the purchase or origination of mortgage loans and are subsequently sold or securitized with servicing retained, are capitalized based on an allocation of the total cost of the mortgage loans to the mortgage servicing rights and to the loans (without the mortgage servicing rights) based on their estimated relative fair values. The allocation of the total cost of the loan between the mortgage servicing rights and the loan results in increased gains on the sales of the loans, reflecting the value of the servicing rights.

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

G. Premises and Equipment

     Premises and equipment are carried at cost less accumulated depreciation. Depreciation is charged to operations using the straight-line method based on the estimated useful lives of the assets, which are primarily forty years for building and improvements, ten years for furniture and fixtures, three to five years for equipment, and three years for automobiles. Amortization of leasehold improvements is computed on the straight-line method over the lesser of the lease term or useful life of the property.

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

                                                                            Year             Year              Year
                                                                           Ended            Ended             Ended
                                                                        Dec. 31,         Dec. 31,         Sept. 30,
(In thousands, except share data)                                           1998             1997              1996
------------------------------------------------------------------------------------------------------------------------
Numerator:
 Net income                                                        $      15,105           14,360             5,702
Denominator:
 Basic earnings per share-weighted average shares                     11,390,447       10,746,043         7,324,542
 Effect of dilutive securities-stock options                             579,067          660,696           315,438
 Diluted earnings per share-adjusted weighted average
   shares                                                             11,969,514       11,406,739         7,639,980
 Basic earnings per share                                          $        1.33             1.34              0.78
 Diluted earnings per share                                        $        1.26             1.26              0.75

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

J. Comprehensive Income

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted this statement effective January 1, 1998. The following table sets forth the required disclosures of the reclassification amounts as presented on the statement of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated:

                                                                              Before            Tax           Net
                                                                                 Tax      (Expense)        of Tax
(In thousands)                                                                Amount     or Benefit        Amount
----------------------------------------------------------------------------------------------------------------------------
For the period ended December 31, 1996
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
 the period                                                                $    (530)           229          (301)
Less: reclassification adjustment for gain (loss) included in
 net income                                                                        4             (2)            2
----------------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                        (526)           227          (299)
Change in minimum pension liability                                              182            (74)          108
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                 $    (344)           153          (191)
----------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1997
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
 the year                                                                  $   3,763         (1,397)        2,366
Less: reclassification adjustment for gain (loss) included in
 net income                                                                      175            (70)          105
----------------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                       3,588         (1,327)        2,261
Change in minimum pension liability                                              (46)            19           (27)
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                 $   3,542         (1,308)        2,234
----------------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1998
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
 the year                                                                  $  (3,280)         1,189        (2,091)
Less: reclassification adjustment for gain (loss) included in
 net income                                                                      811           (323)          488
----------------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                      (2,469)           866        (1,603)
Change in minimum pension liability                                              (70)            26           (44)
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                 $  (2,539)           892        (1,647)
----------------------------------------------------------------------------------------------------------------------------

K. Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits.

L. Reclassifications

     Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities available for sale are summarized as follows:

                                                                 December 31, 1998
                                            ----------------------------------------------------------
                                                                   Gross          Gross
                                               Amortized      Unrealized     Unrealized         Fair
(In thousands)                                      Cost           Gains         Losses        Value
------------------------------------------------------------------------------------------------------
United States government and agency
 obligations                                $     58,495             338              -       58,833
Marketable equity securities                       2,103             252             (6)       2,349
Other investment securities                          320              14              -          334
------------------------------------------------------------------------------------------------------
                                            $     60,918             604             (6)      61,516
------------------------------------------------------------------------------------------------------
Weighted average interest rate                      7.11%
-----------------------------------------------------------


(In thousands)                                                   December 31, 1997
------------------------------------------------------------------------------------------------------
United States government and agency
 obligations                                $    130,496             861           (225)     131,132
Marketable equity securities                       1,560             384              -        1,944
Other investment securities                          350              21              -          371
------------------------------------------------------------------------------------------------------
                                            $    132,406           1,266           (225)     133,447
------------------------------------------------------------------------------------------------------
Weighted average interest rate                      6.94%
-----------------------------------------------------------

     The maturities of investment securities available for sale are summarized as follows:

                                                                 December 31, 1998
                                            ----------------------------------------------------------
                                                                   Gross          Gross
                                               Amortized      Unrealized     Unrealized         Fair
(In thousands)                                      Cost           Gains         Losses        Value
------------------------------------------------------------------------------------------------------
Due in one year or less                     $      5,995              33              -        6,028
Due in one to five years                           3,070               -              -        3,070
Due in five to ten years                          23,105             149              -       23,254
Due after ten years                               26,645             170              -       26,815
Marketable equity securities                       2,103             252             (6)       2,349
------------------------------------------------------------------------------------------------------
                                            $     60,918             604             (6)      61,516
------------------------------------------------------------------------------------------------------

     Proceeds from the sale of investment securities available for sale during 1998, 1997 and 1996 were $234,000, $7.0 million and $4.1 million, respectively. Gross gains of $178,000, $223,000 and $4,000 were realized on those sales.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale are summarized as follows:

                                                                 December 31, 1998
                                            ----------------------------------------------------------
                                                                   Gross          Gross
                                               Amortized      Unrealized     Unrealized         Fair
(In thousands)                                      Cost           Gains         Losses        Value
------------------------------------------------------------------------------------------------------
Government National Mortgage Assoc.         $    109,056             452           (226)     109,282
Federal Home Loan Mortgage Corporation            24,515              70            (42)      24,543
Federal National Mortgage Association             51,585             360            (87)      51,858
Collateralized mortgage obligations              147,560             119         (1,015)     146,664
------------------------------------------------------------------------------------------------------
                                            $    332,716           1,001         (1,370)     332,347
------------------------------------------------------------------------------------------------------

Weighted average interest rate                      6.74%
-----------------------------------------------------------



(In thousands)                                                  December 31, 1998
------------------------------------------------------------------------------------------------------
Government National Mortgage Assoc.         $     93,406             864            (21)      94,249
Federal Home Loan Mortgage Corporation            36,083             486           (224)      36,345
Federal National Mortgage Association             62,872             679           (153)      63,398
Collateralized mortgage obligations               40,846             280           (249)      40,877
------------------------------------------------------------------------------------------------------
                                            $    233,207           2,309           (647)     234,869
------------------------------------------------------------------------------------------------------

Weighted average interest rate                      7.17%
-----------------------------------------------------------

     Included above are mortgage-backed securities held by NASCOR II Corporation with an amortized cost of $2,869,758 and $3,878,159 as of December 31, 1998 and 1997, respectively, and market values of $2,988,837 and $4,077,166 as of December 31, 1998 and 1997, respectively.

     Proceeds from the sale of mortgage-backed securities available for sale during 1998 were $51.0 million. Gross gains of $633,753 and gross losses of $693 were realized on those sales. Proceeds from the sale of mortgage-backed securities available for sale during 1997 were $9.8 million. Gross gains of $5,940 and gross losses of $53,071 were realized on those sales. There were no sales for the year 1996.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   LOANS

      Loans are summarized as follows:

                                                      December 31,        December 31,
(In thousands)                                                1998                1997
-----------------------------------------------------------------------------------------
Real estate loans:
One-to four-family:
 Held for investment                           $           745,726             812,316
 Held for sale                                             110,617              45,093
Multi-family                                               165,628             125,392
Commercial real estate                                     112,826              83,381
Construction loans                                          56,949              36,318
Land                                                         2,167              11,612
-----------------------------------------------------------------------------------------
 Total real estate loans                                 1,193,913           1,114,112
Other loans:
Commercial leases                                           24,243              35,502
Home equity lines of credit                                 92,266              89,871
Commercial business loans                                    4,325               4,286
Consumer loans                                              58,453               7,931
-----------------------------------------------------------------------------------------
 Total other loans                                         179,287             137,590
-----------------------------------------------------------------------------------------
 Total all loans                                         1,373,200           1,251,702
Add (deduct):
Loans in process                                           (33,615)            (19,541)
Premiums and deferred loan fees, net                           166                 262
Allowance for loan losses                                   (6,350)             (6,170)
-----------------------------------------------------------------------------------------
                                               $         1,333,401           1,226,253
-----------------------------------------------------------------------------------------

Weighted average interest rate                                7.50%               7.80
=========================================================================================

      Adjustable-rate mortgage loans were $392.3 million and $560.7 million at December 31, 1998 and 1997, respectively. The weighted average interest rate for adjustable-rate mortgage loans was 7.46% and 7.52% at December 31, 1998 and 1997, respectively.

      The following is a summary of the changes in the allowance for loan losses:

                                                           For The Year        For The Year       For The Year
                                                                  Ended               Ended              Ended
                                                           December 31,        December 31,       September 30,
(In thousands)                                                     1998                1997                1996
------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                     $              6,170               3,023               3,343
Balance acquired in merger                                            -               3,203                   -
Provision for loan losses                                           262                  24                  74
Charge-offs, net of recoveries                                      (82)                (80)               (254)
-----------------------------------------------------------------------------------------------------------------
Balance at end of period                           $              6,350               6,170               3,163
=================================================================================================================

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Non-accrual loans were as follows:

                                                                                    Percent of
Year                                          Number              Amount           Total Loans
-----------------------------------------------------------------------------------------------
(Dollars in thousands)
December  31, 1998                              53             $   3,282               0.25%
December  31, 1997                              48                 3,693               0.30
September 30, 1996                              18                 1,743               0.20

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $283,104,455, $288,360,409 and $239,867,369 at December 31,
1998, 1997 and September 30, 1996, respectively. Included in loans serviced for others are mortgages, totaling $104,076, $743,782 and $1,007,568 at December 31, 1998, 1997 and September 30, 1996, respectively, which require the Bank to repurchase the loans under stipulated circumstances. Custodial balances maintained in connection with the mortgage loans serviced for others and included in deposits and advance payments by borrowers for taxes and insurance were $14,536,021, $7,990,748 and $3,108,590 at December 31, 1998, 1997 and
September 30, 1996, respectively.

     The following is a summary of changes in capitalized mortgage servicing rights for the periods indicated:

                                             For The Year       For The Year       For The Year
                                                    Ended              Ended              Ended
                                             December 31,       December 31,       September 30,
(In thousands)                                       1998               1997                1996
---------------------------------------------------------------------------------------------------
Balance at beginning of year                 $      1,010                770                624
Additions                                           1,417                635                402
Amortization                                         (620)              (396)              (222)
Change in valuation allowance                        (178)                 1                 (1)
---------------------------------------------------------------------------------------------------
Balance at end of year                       $      1,629              1,010                803
---------------------------------------------------------------------------------------------------

     The fair value of the servicing rights at December 31, 1998, 1997, and September 30, 1996 was $2,070,882, $1,869,113, and $924,858, respectively.

5. ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows:

(In thousands)                                              December 31, 1998        December 31, 1997
-------------------------------------------------------------------------------------------------------
Investment securities available for sale               $                  697                    1,543
Mortgage-backed securities available for sale                           7,817                    7,257
Loans                                                                   2,245                    1,472
-------------------------------------------------------------------------------------------------------
                                                       $               10,759                   10,272
-------------------------------------------------------------------------------------------------------

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. REAL ESTATE

    Real estate consisted of the following:

(In thousands)                                               December 31, 1998           December 31, 1997
-----------------------------------------------------------------------------------------------------------
Real estate owned - residential                        $                   522                         679
Real estate held for investment                                          1,031                       1,031
Investment in real estate joint ventures:
  HSW Partners, L.P.                                                     2,754                       2,599
  Hartz-Southwest Partnership                                            4,212                       3,426
  Prairie Trail Development Phase II                                     1,344                       1,338
  Kimball Hill Limited Partnership                                           -                         568
  New Lenox HSW Partners                                                 1,099                       1,131
  Wexford Limited Partnership                                            3,801                           -
  Century Farms Limited Partnership                                      4,000                           -
  Churchview Limited Partnership                                           527                         615
  Kedzie Limited Partnership                                               895                         974
-----------------------------------------------------------------------------------------------------------
                                                       $                20,185                      12,361
===========================================================================================================

    Income (loss) from real estate operations is summarized for the periods indicated:

                                                         For The Year        For The Year           For The Year
                                                                Ended               Ended                  Ended
                                                         December 31,        December 31,           September 30,
(In thousands)                                                   1998                1997                    1996
------------------------------------------------------------------------------------------------------------------
Real estate owned - residential                $                  (54)                (60)                     38
Rental income from office buildings                               145                 132                     139
Real estate held for investment                                   200                 200                     200
Investment in real estate joint ventures:
  HSW Partners, L.P.                                              152                 199                     269
  Hartz-Southwest Partnership                                     985                 519                     506
  Prairie Trail Development Phase II                              (93)               (266)                      -
  Kimball Hill Limited Partnership                                457                (114)                      -
  New Lenox HSW Partners                                          115                 130                     180
  Century Farms Limited Partnership                                 4                   -                       -
  Churchview Limited Partnership                                  (88)                (98)                   (108)
  Kedzie Limited Partnership                                      (79)                (45)                      -
------------------------------------------------------------------------------------------------------------------
                                               $                1,744                 597                   1,224
==================================================================================================================

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. PREMISES AND EQUIPMENT

    Premises and equipment, at cost, less accumulated depreciation and amortization are summarized as follows:

(In thousands)                                                December 31, 1998          December 31, 1997
------------------------------------------------------------------------------------------------------------
Land                                                          $           2,256                      2,256
Office buildings and improvements                                         6,889                      6,702
Furniture, fixtures, and equipment                                       15,681                     11,947
Leasehold improvements                                                    2,549                      2,782
------------------------------------------------------------------------------------------------------------
                                                                         27,375                     23,687
Less accumulated depreciation and amortization                           14,785                     13,052
------------------------------------------------------------------------------------------------------------
                                                              $          12,590                     10,635
============================================================================================================

     Included in occupancy expense is depreciation and amortization of premises and equipment of $2,135,375, $1,612,572 and $1,300,923 for the years ended December 31, 1998, 1997 and September 30, 1996, respectively.

8. DEPOSITS

    Deposits are summarized as follows:

                                        December 31, 1998                                  December 31, 1997
                             -----------------------------------------         ---------------------------------------------
                             Weighted                         Percent          Weighted                            Percent
                              Average                        of Total           Average                            of Total
(Dollars in thousands)           Rate           Amount       Deposits              Rate           Amount           Deposits
----------------------------------------------------------------------------------------------------------------------------
DEMAND ACCOUNTS:
NOW                              0.34%    $    131,246          10.11%             1.10%   $     113,727              8.71%
Savings                          2.59          206,826          15.93              2.65          173,440             13.29
Money market                     3.28           82,375           6.35              3.35          114,036              8.74
----------------------------------------------------------------------------------------------------------------------------
                                 2.02          420,447          32.39              2.41          401,203             30.74
----------------------------------------------------------------------------------------------------------------------------

CERTIFICATE ACCOUNTS:
Three Months Plus                4.49           17,351           1.34              5.08           14,847              1.13
Six Months Plus                  5.36          344,589          26.54              5.95          361,871             27.72
One Year Plus                    5.71          203,821          15.70              5.87          175,253             13.43
Two Year Plus                    5.89           64,789           4.99              5.85           79,145              6.06
Three Year Plus                  6.18           24,258           1.87              8.35           19,126              1.47
Four Year Plus                   6.22            5,879           0.45              6.31           13,708              1.05
Five Year Plus                   6.47           90,943           7.01              6.38          103,683              7.94
Jumbo                            5.63           77,740           5.99              5.77           64,897              4.97
Retirement and other             5.74           48,227           3.72              5.85           71,624              5.49
----------------------------------------------------------------------------------------------------------------------------
                                 5.65          877,597          67.61              6.00          904,154             69.26
----------------------------------------------------------------------------------------------------------------------------
                                 4.47%       1,298,044         100.00%             4.89%       1,305,357            100.00%
Unamortized premium                                  -                                               310
----------------------------------------------------------------------------------------------------------------------------
                                          $  1,298,044                                     $   1,305,667
============================================================================================================================

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    Contractual maturities of certificate accounts at December 31, 1998 are as follows:

(In thousands)
--------------------------------------------------------------------------------
Less than 12 months                                               $     714,824
12 to 24 months                                                         125,961
25 to 36 months                                                          20,499
Over 36 months                                                           16,313
--------------------------------------------------------------------------------
                                                                  $     877,597
================================================================================

    The aggregate amount of certificate accounts with a balance of $100,000 or greater was $169.7 million at December 31, 1998 and $142.5 million at December 31, 1997.

    Interest expense for deposit accounts is summarized as follows:

                                      For The Year     For The Year         For The Year
                                             Ended            Ended                Ended
                                      December 31,     December 31,        September 30,
(In thousands)                                1998             1997                 1996
------------------------------------------------------------------------------------------
NOW accounts                           $       623            1,352                  911
Money market accounts                        3,367            2,892                2,114
Savings accounts                             5,165            5,701                4,322
Certificate accounts                        51,101           47,637               24,232
------------------------------------------------------------------------------------------
                                       $    60,256           57,582               31,579
==========================================================================================

9. BORROWED FUNDS

    Borrowed funds are summarized as follows:

                                                    December 31, 1998                         December 31, 1997
                                             ------------------------------------------------------------------------
                                              Weighted                                  Weighted
                                               Average                                   Average
(Dollars in thousands)                            Rate              Amount                  Rate             Amount
---------------------------------------------------------------------------------------------------------------------
Advances from the FHLB of Chicago due in:

1998                                                 - %      $          -             6.07%  $        157,950
1999                                              7.21              11,800             7.21             11,800
2000                                              5.17              38,950             6.14             13,950
2001                                              7.00               1,200             7.00              1,200
2002                                              5.53              12,500             5.53             12,500
2003                                              5.37              75,000                -                  -
2008                                              5.31             325,000                -                  -
--------------------------------------------------------------------------------------------------------------------
                                                                   464,450                             197,400
Securities sold under agreements to
 repurchase                                          -                   -             5.95              9,981
====================================================================================================================
                                                            $      464,450                             207,381
====================================================================================================================

    At December 31, 1998, there were $262.5 million in callable FHLB advances, of which $50 million were adjustable rate.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

    The classes by series are as follows:

                               Coupon               December 31,       December 31,             Stated
(Dollars in thousands)           Rate                       1998               1997           Maturity
---------------------------------------------------------------------------------------------------------------------------
Series I:
  Class Z                        7.90%              $          -                829         April 2010
Series II:
  Class Z                        9.15                          -                248       October 2011
---------------------------------------------------------------------------------------------------------------------------
                                                               -              1,077
Less unamortized discounts
including underwriting costs                                   -                 12
---------------------------------------------------------------------------------------------------------------------------
                                                    $          -              1,065
===========================================================================================================================

    The actual maturity of each obligation will vary depending upon the timing of cash receipts from the underlying collateral. All classes of Series I and II have prepaid.

    The Obligations are accounted for as borrowing transactions that are recorded as liabilities in the consolidated financial statements. Mortgage-backed securities and cash held by the trustees with an aggregate market value of $4,078,070 were pledged as collateral for the Obligations at December 31, 1997.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. INCOME TAXES

    Federal and State income tax expense (benefit) is summarized as follows:

                                                         For The Year           For The Year           For The Year
                                                                Ended                  Ended                  Ended
                                                         December 31,           December 31,           September 30,
(In thousands)                                                   1998                   1997                   1996
-----------------------------------------------------------------------------------------------------------------------
Federal:
  Current                                                $      8,745                  8,190                  2,381
  Deferred                                                       (299)                (1,050)                  (470)
-----------------------------------------------------------------------------------------------------------------------
                                                                8,446                  7,140                  1,911
State:
  Current                                                       1,492                  1,561                    263
  Deferred                                                        (74)                  (232)                  (107)
-----------------------------------------------------------------------------------------------------------------------
                                                                1,418                  1,329                    156
-----------------------------------------------------------------------------------------------------------------------
Total income tax expense                                 $      9,864                  8,469                  2,067
=======================================================================================================================

    The reasons for the difference between the effective income tax and the corporate Federal income tax are as follows:

                                                          For The Year           For The Year           For The Year
                                                                 Ended                  Ended                  Ended
                                                          December 31,           December 31,           September 30,
(In thousands)                                                    1998                   1997                   1996
----------------------------------------------------------------------------------------------------------------------
Federal income tax at 35% rate in 1998 and
 1997, and 34% rate in 1996                                $     8,739                  7,990                  2,641
Items affecting Federal income tax rate:
 Valuation allowance                                                 -                      -                   (350)
 Federal tax refund                                                  -                      -                   (104)
 Capital loss valuation allowance                                    -                      -                    (38)
 State income taxes, net of Federal benefit                        895                    796                    103
 Other, net                                                        230                   (317)                  (185)
----------------------------------------------------------------------------------------------------------------------
Income tax expense                                         $     9,864                  8,469                  2,067
======================================================================================================================

    The significant components of deferred income taxes are as follows:

                                                              For The                For The                For The
                                                           Year Ended             Year Ended             Year Ended
                                                         December 31,           December 31,          September 30,
(In thousands)                                                   1998                   1997                   1996
------------------------------------------------------------------------------------------------------------------------
Deferred taxes attributable to changes in
 gross deferred tax assets and liabilities               $     (338)                (1,147)                   (48)
Decrease in beginning-of-year balance
 of the valuation allowance for
 deferred taxes                                                 (35)                  (135)                  (529)
------------------------------------------------------------------------------------------------------------------------
                                                         $     (373)                (1,282)                  (577)
========================================================================================================================

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                    December 31,            December 31,
(In thousands)                                                                              1998                    1997
--------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
 General allowances for losses on loans                                        $           2,660                   2,487
 Accrued pension and retirement                                                            2,716                   3,332
 Capital loss carryforward                                                                    51                      51
 Illinois net operating loss carryforward                                                     70                     105
 Depreciation                                                                                 73                     433
 Purchase mortgage servicing rights                                                          166                      82
 Investment in real estate                                                                   612                     856
 Other                                                                                        92                     103
--------------------------------------------------------------------------------------------------------------------------
   Total gross deferred tax assets                                                         6,440                   7,449
 Less valuation allowance                                                                   (121)                   (156)
--------------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                    6,319                   7,293

Deferred tax liabilities:
 FHLB stock dividends                                                                       (346)                   (346)
 Loan fees                                                                                   (56)                    (77)
 Excess servicing                                                                           (107)                    (83)
 Tax bad debt reserve in excess of base year amount                                       (1,371)                 (2,231)
 Mortgage brokerage fees                                                                    (278)                   (296)
 Purchase accounting                                                                        (760)                   (442)
 Unrealized gain on securities available for sale                                            (80)                   (939)
 Other                                                                                         -                     (44)
--------------------------------------------------------------------------------------------------------------------------
   Total gross deferred tax liabilities                                                   (2,998)                 (4,458)
--------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                         $           3,321                   2,835
==========================================================================================================================

   The valuation allowance for deferred tax assets as of December 31, 1997 was $156,000. The net change in the total valuation allowance for the year ended December 31, 1998 was a decrease of $35,000. The reversal of the SFAS 109 valuation allowance was made due to the utilization of state net operating losses. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance.

   Retained earnings at December 31, 1998 includes approximately $24.3 million of tax bad debt reserves for which no Federal or State income tax liability has been provided. If in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and State tax liability, at the then current corporate tax rate, will be imposed on the amounts so used.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. LEASE COMMITMENTS

     Certain operations of the Company are conducted from leased offices under short-term operating lease agreements which are generally renewable at the option of the Company. Operating expenses include rental expense for office space, net of sublease rental income, of $1,958,000, $1,804,000, and $1,518,000 for the years ended December 31, 1998, 1997 and September 30, 1996, respectively.

     The projected minimum rentals under existing leases are as follows:

(In thousands)           Year                   Amount
---------------------------------------------------------
                         1999      $             1,521
                         2000                    1,422
                         2001                    1,189
                         2002                    1,080
                         2003                      994
                   Thereafter                    2,185
--------------------------------------------------------
                                   $             8,391
========================================================

13. REGULATORY CAPITAL

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. OTS regulations require all savings institutions to maintain a minimum regulatory tangible capital ratio equal to 1.5% of total assets, a minimum 3.0% leverage capital ratio, and 8.0% risk-based capital ratio requirement. As of December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject.

     OTS regulations require that in meeting the leverage ratio, tangible and risk-based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. A transitional rule which phases in the deduction from capital over a five-year period is provided for a savings institution's investment in and loans to a nonqualifying subsidiary as of April 12, 1989. In December 1992, the Bank received approval to use the delayed deduction phase-in schedule allowable under current legislation. The delayed phase-in schedule extends the deduction of investments in and loans to a nonqualifying subsidiary to July 1, 1996, at which time 100% will be required to be deducted. This was a change from the 100% deduction required July 1, 1994. At December 31, 1998 the Bank had $4,356,000 investments in and loans to subsidiaries required to be deducted.

     As of December 31, 1998, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The Bank's actual capital amounts and ratios as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                               To Be Well
                                                                           Capitalized Under
                                                       For Capital         Prompt Corrective
                                    Actual          Adequacy Purposes      Action Provisions
                              ----------------    -------------------    -------------------
(Dollars in thousands)          Amount   Ratio       Amount    Ratio        Amount     Ratio
---------------------------   ----------------    -------------------    -------------------
As of December 31, 1998
Tangible capital
(to total assets)             $ 155,430   7.95%   $   29,322     1.50%            N/A
Core capital
(to total assets)             $ 155,430   7.95%   $   58,644     3.00%   $    97,740    5.00%
Total capital
(to risk-weighted assets)     $ 160,724  14.99%   $   85,780     8.00%   $   107,225   10.00%
Core capital
(to risk-weighted assets)     $ 155,430  14.50%            N/A           $    64,335    6.00%

As of December 31, 1997
Tangible capital
(to total assets)             $ 143,033   8.36%   $   25,670     1.50%            N/A
Core capital
(to total assets)             $ 144,549   8.44%   $   51,385     3.00%   $    85,641    5.00%
Total capital
(to risk-weighted assets)     $ 149,564  15.86%   $   75,429     8.00%   $    94,286   10.00%
Core capital
(to risk-weighted assets)     $ 144,549  15.33%            N/A           $    56,272    6.00%


  A reconciliation of the Bank's equity capital at December 31, 1998 and 1997 is as follows:

(In thousands)                                                           December 31, 1998       December 31, 1997
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                     $           185,937                  174,926
Less:
   Holding Company stockholders' equity not available
    for regulatory capital                                                            21,569                   22,158
   Goodwill and other intangibles                                                      1,394                    1,516
   Disallowed servicing assets and deferred tax assets                                 3,189                    2,865
   Investments in and advances to nonincludable subsidiaries
    required to be deducted                                                            4,356                    3,808
   Net unrealized gains (losses) on securities available
    for sale, net of tax                                                                  (1)                   1,546
---------------------------------------------------------------------------------------------------------------------
Stockholder's equity of the Bank                                         $           155,430                  143,033
---------------------------------------------------------------------------------------------------------------------

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. PENSION PLANS

  The following is financial information for the Southwest Federal Savings and Loan Association's defined benefit pension plan, which has been terminated and is in the process of being liquidated at December 31, 1998:

                                                                  December 31,           December 31,
(In thousands)                                                            1998                   1997
-----------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                       $          2,513                  2,934
Service cost                                                                84                    146
Interest cost                                                              143                    212
Actuarial loss                                                             330                    445
Effect of curtailment                                                   (1,113)                     -
Benefits paid                                                              (42)                (1,224)
-----------------------------------------------------------------------------------------------------
Benefit obligation at end of year                             $          1,915                  2,513
-----------------------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at beginning of year                $          3,000                  3,434
Actual return (loss) on plan assets                                        (81)                   614
Company contributions                                                        -                    176
Benefits paid                                                              (42)                (1,224)
-----------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                      $          2,877                  3,000
-----------------------------------------------------------------------------------------------------

Funded status                                                 $            962                    487
Unrecognized net asset at transition                                      (191)                  (204)
Unrecognized actuarial loss                                                656                    227
-----------------------------------------------------------------------------------------------------
Net amount recognized                                         $          1,427                    510
-----------------------------------------------------------------------------------------------------

                                                           For The Year       For The Year        For The Year
                                                                 Ended               Ended               Ended
                                                           December 31,       December 31,       September 30,
(In thousands)                                                    1998                1997                1996
--------------------------------------------------------------------------------------------------------------
Components of net periodic pension cost:
Service cost                                            $           84                 147                 154
Interest cost                                                      144                 212                 186
Expected return on plan assets                                    (240)               (281)               (259)
Amortization of net (asset) at transition                          (13)                (13)                (13)
--------------------------------------------------------------------------------------------------------------
Net periodic pension cost (income)                      $          (25)                 65                  68
--------------------------------------------------------------------------------------------------------------

                                                        December 31,        December 31,
Weighted average assumptions:                                   1998                1997
----------------------------------------------------------------------------------------
Discount rate                                                   6.25%               7.00%
Long-term rate of return                                        8.00%               8.00%
Salary progression                                               n/a%               4.50%
----------------------------------------------------------------------------------------

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  Defined benefit pension plans maintained by the former Hinsdale Federal Bank and Liberty Federal Savings Bank were terminated in 1997. Components of net periodic pension costs were as follows:

                                                          For The Year        For The Year
                                                                 Ended               Ended
                                                          December 31,       September 30,
(In thousands)                                                    1997                1996
------------------------------------------------------------------------------------------
Components of net periodic pension cost:
Service costs                                             $         33                 265
Interest cost on projected benefit obligation                      117                 166
Actual return on assets                                           (157)               (149)
Net amortization and deferral                                      (44)                (18)
Effect of curtailment                                             (191)                  -
Effect of settlement                                               505                   -
------------------------------------------------------------------------------------------
Net periodic pension cost                                 $        263                 264
------------------------------------------------------------------------------------------

15. OTHER POSTRETIREMENT BENEFIT PLAN

  The former Liberty Bancorp maintained a post-employment medical program for the benefit of certain of its employees who have attained the age 55 and have 10 years of service with Liberty Bancorp or a Liberty Bancorp subsidiary. In 1997, Liberty Bancorp discontinued the availability of the post-retirement medical program for all employees or former employees who were not eligible for or receiving benefits under the program, except that any employee who would satisfy the eligibility requirements if 5 years are added to his age or service or a combination of the two (i.e., 2 years to age and 3 years to service) will continue to be eligible for the post-retirement medical program upon termination of employment.

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

  The Bank's postretirement plan financial data is as follows:

                                                                          December 31,           December 31,
(In thousands)                                                                    1998                   1997
-------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                                   $        794                    776
Interest cost                                                                       54                     55
Actuarial gain                                                                      22                      -
Benefits paid                                                                      (40)                   (37)
-------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                         $        830                    794
-------------------------------------------------------------------------------------------------------------

Fair value of plan assets                                                 $          -                      -
-------------------------------------------------------------------------------------------------------------

Funded status of plan                                                     $        830                    794
Unrecognized net gain                                                              257                    332
-------------------------------------------------------------------------------------------------------------
Net amount recognized                                                     $      1,087                  1,126
-------------------------------------------------------------------------------------------------------------

Components of net periodic postretirement benefit cost:
Interest cost                                                             $         54                     55
Amortization of unrecognized gain                                                  (54)                   (50)
-------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                  $          -                      5
-------------------------------------------------------------------------------------------------------------

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  In measuring benefit amounts for the plan years ended December 31, 1998 and 1997, the health care cost trend rate for medical benefits of 8.00% for 1997, 7.00% for 1998, 6.00% for 1999, 5.50% for 2000 and later years was assumed. The health care cost trend rate for dental benefits of 5.5% for 1997, 1998 and future years was assumed. Increasing the combined health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $126,278, and the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1998 by approximately $7,917. Decreasing the combined health care cost trend rate by one percentage point each year would decrease the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $106,428, and the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1998 by approximately $6,684. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% and 7.00% at December 31, 1998 and 1997, respectively.

16. OFFICER, DIRECTOR AND EMPLOYEE PLANS

Hinsdale Federal Bank Employee Stock Ownership Plan (ESOP)

  In conjunction with the Bank's conversion, the Company formed an ESOP. The ESOP covered substantially all employees of the Bank with more than one year of employment who had attained the age of 21. The ESOP borrowed $1.2 million from an unaffiliated third party lender and purchased 225,000 common shares of the Company issued in the conversion. In accordance with generally accepted accounting principles, the balance of the ESOP loan was included in borrowed funds in the Company's consolidated statement of financial condition and stockholders' equity had been reduced by the same amount. Contributions to the ESOP by the Bank were made to fund the principal and interest payments on the debt of the ESOP. Total contributions made to the ESOP were $6,667 and $223,790, for the year ended December 31, 1997 and September 30, 1996, respectively. In conjunction with the merger, the ESOP plan was terminated. A number of the unallocated shares held by the ESOP were sold by the ESOP, in a manner which complied with the Internal Revenue Code and ERISA, in order to provide sufficient proceeds to repay the outstanding ESOP loan.

Southwest Federal Savings and Loan Association Employee Stock Ownership Plan
(ESOP)

  In conjunction with the Association's conversion, the Association formed an ESOP. The ESOP covered substantially all employees of the Association with more than one year of employment who had attained the age of 21. The ESOP borrowed $2,240,000 from an unaffiliated third-party lender and purchased 336,000 common shares issued in the Conversion. The debt was assumed by the Company in 1994. The Association made discretionary cash contributions to the ESOP sufficient to service the amount borrowed. In accordance with generally accepted accounting principles, the unpaid balance of the ESOP loan was reported as a reduction of stockholders' equity. Total contributions by the Association to the ESOP which were used to fund principal and interest payments on the ESOP debt totaled $312,419, $289,198 and $283,663 for the years ended December 31, 1998, 1997 and
1996, respectively. In conjunction with the merger, the ESOP plan was terminated.

Hinsdale Federal Bank Recognition and Retention Plans (BRPs)

  In conjunction with the conversion, the Company formed three BRPs, which purchased 19,195 common shares of the Company issued in the conversion. An additional 61,596 common shares were purchased subsequent to the conversion. The funds used to acquire the BRPs shares were contributed by the Bank. These shares were available for issuance to employees in key management positions with the Bank. At December 31, 1998, a total of 4,843 plan share awards were available for future grants under this plan. The aggregate purchase price of all shares owned by the BRPs was reflected as a reduction of stockholders' equity and amortized to expense as the Bank's employees became vested in their stock awards. As of December 31, 1998, 75,948 shares were vested and distributed to employees. For the year ended September 30, 1996, $63,407 was reflected as compensation expense.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Southwest Federal Savings and Loan Association Recognition and Retention Plan
(RRP)

  In conjunction with the Conversion, the Company formed an Association RRP, which was authorized to acquire 4% of the shares of common stock in the Conversion. The total shares authorized were awarded to directors and to employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company. Subsequent to the Conversion, the entire balance of shares of common stock required to fund the RRP, 168,000 shares, were purchased by the RRP trustees in the open market. As of December 31, 1997, all of the shares had been awarded and vested, and the entire amount of deferred compensation expense had been recognized. For the years ended December 31, 1997 and 1996 respectively, $122,271 and $244,543 had been amortized to expense.

401(K) Plan and Trust

  The Plan is a qualified plan covering all employees of the Company who have completed at least 1,000 hours of service for the Company within a twelve consecutive month period and are age 21 or older. The Company adopted the Plan, effective January 1, 1993, for the exclusive benefit of eligible employees and their beneficiaries. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 1% to 15% of their earnings, subject to Internal Revenue Service limitations. Non-elective contributions are not permitted. Matching contributions can be made at the Company's discretion each Plan year. The Company elected to make contributions to the Plan totaling, $320,957 and $103,827 for the years ended December 31, 1998 and 1997, respectively. No contribution to the Plan was made in 1996.

Liberty Federal Bank Supplemental Executive Retirement Plan (SERP)

  During the year ended December 31, 1998, the Bank adopted a supplemental executive retirement plan for the purpose of providing retirement benefits to certain executive officers. The annual retirement plan benefit under the SERP is equal to an actuarially calculated amount to provide the executive with seventy percent of the average of his highest annual salary plus cash bonus, combined, in any five consecutive years of the last ten calendar years ending before the executive's benefit eligibility date, reduced by the employer-provided benefits available to the executive for the twelve month period immediately following attainment of his benefit age from any tax-qualified plans maintained or terminated and paid out by the Bank. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The Company has life insurance policies which are intended to be used to satisfy obligations of the SERP. Benefit costs are being accounted for in accordance with APB Opinion 12 as amended by paragraph 13 of SFAS 106. For the year ended December 31, 1998, $191,975 was recorded as expense for the SERP.

Southwest Federal Savings and Loan Association Supplemental Executive Retirement Plan (SERP)

  The Association established a non-qualified supplemental retirement plan for the benefit of certain key officers. This plan was effective October 1, 1988, and is being funded through the purchase of life insurance contracts. The funded status of the Association's non-qualified supplemental retirement plan is shown below.

                                                    December 31,  December 31,
(In thousands)                                              1998          1997
------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year             $      2,427         2,411
Interest cost                                                173           178
Benefits paid                                               (212)         (208)
Actuarial loss                                                70            46
-------------------------------------------------------------------------------
Benefit obligation at end of year                   $      2,458         2,427
-------------------------------------------------------------------------------

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                 December 31,    December 31,
(In thousands)                                           1998            1997
------------------------------------------------------------------------------
Fair value of plan assets                        $          -               -
------------------------------------------------------------------------------

Funded status                                    $      2,458           2,427
Unrecognized prior service cost                          (167)           (183)
Unrecognized net actuarial loss                          (277)           (207)
------------------------------------------------------------------------------
Net amount recognized                            $      2,014           2,037
------------------------------------------------------------------------------

  The additional minimum liability required to be recognized currently exceeds unrecognized net obligations and prior service costs. As a result, this excess is a component of retained earnings, net of the applicable tax benefit.

  Plan expense includes the following components:

                                                   December 31,       December 31,       September 30,
(In thousands)                                             1998               1997               1996
------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Interest cost                                      $        173                178                182
Amortization of prior service cost                           16                 16                 70
------------------------------------------------------------------------------------------------------
Net periodic benefit cost                          $        189                194                252
------------------------------------------------------------------------------------------------------

Weighted average assumptions          1998         1997         1996
-----------------------------------------------------------------------
Discount rate                        7.50%        7.75%        7.75%

Stock Option Plans

  The Company and its shareholders adopted Incentive Stock Option Plans for the benefit of officers and key employees of the Company or its affiliates and an Incentive Stock Option Plan for Outside Directors of the Company. Options available for grant at December 31, 1998 for each plan were 456,059 and 31,101, respectively. The term of the options issued under all plans expires ten years from the date of grant. The options granted under the plans are exercisable not earlier than one year after the date of grant and are subject to a vesting schedule, with the exception of the Directors' Plan, which options became immediately exercisable at date of grant.

  The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                          For The Year       For The Year       For The Year
                                                 Ended              Ended              Ended
          (In thousands,                  December 31,       December 31,       September 30,
          except per share data)                  1998               1997               1996
          ---------------------------     --------------------------------------------------
          Net Income
            As Reported                      $  15,105             14,360              5,702
            Pro Forma                           14,383             13,835              5,499
          Basic Earnings Per Share
            As Reported                      $    1.33               1.34               0.78
            Pro Forma                             1.26               1.29               0.75
          Diluted Earnings Per Share
            As Reported                      $    1.26               1.26               0.75
            Pro Forma                             1.20               1.21               0.72

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The fair value of each option granted after September 30, 1995 was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants issued for the years ended December 31, 1998 and 1997 and the year ended September 30, 1996, respectively: risk free interest rates of 5.5%, 6.4%, and 5.9%; annual volatility factors for the Company's stock of 25.4%, 29.5%, and 33.6%; dividend yield for the years ended December 31, 1998 and 1997 of 2.0%; and an average expected life of seven years. The effects of applying SFAS No. 123 for disclosing compensation cost under such statement, may not be representative of the effects on reported net income for future years.

  A summary of the status of the stock options as of December 31, 1998, December 31, 1997, and September 30, 1996 and changes during these periods is presented below:

                                                        Year Ended                        Year Ended
                                                     December 31, 1998                 December 31, 1997
                                                 --------------------------------------------------------------
                                                                    Weighted                          Weighted
                                                                     Average                           Average
                                                                    Exercise                          Exercise
                                                      Options          Price            Options          Price
---------------------------------------------------------------------------------------------------------------
Outstanding beginning of period                     1,090,122        $  9.41            589,545        $  7.86
Acquired through merger                                     -              -            608,871           9.09
Granted                                               182,300          24.53             62,430          18.94
Exercised                                            (117,546)          5.94           (156,669)          5.80
Forfeited                                             (11,487)         22.24            (14,055)         12.46
---------------------------------------------------------------------------------------------------------------
Outstanding at end of period                        1,143,389          12.06          1,090,122           9.41
---------------------------------------------------------------------------------------------------------------
Exercisable at end of period                          920,044           9.39            977,193           8.57
---------------------------------------------------------------------------------------------------------------
Weighted average fair value of options
 granted during the period                              $7.46                              6.82
---------------------------------------------------------------------------------------------------------------

                                                                       Year Ended
                                                                   September 30, 1996
                                                          -----------------------------------
                                                                                     Weighted
                                                                                      Average
                                                                                     Exercise
                                                               Options                  Price
---------------------------------------------------------------------------------------------
Outstanding beginning of year                                  566,390               $   5.45
Granted                                                         97,858                  14.13
Exercised                                                     (131,142)                  5.53
Forfeited                                                       (3,561)                 14.13
---------------------------------------------------------------------------------------------
Outstanding at end of year                                     529,545                   6.99
---------------------------------------------------------------------------------------------
Exercisable at end of year                                     408,209                   5.44
---------------------------------------------------------------------------------------------
Weighted average fair value of options
 granted during the year                                         $6.82
---------------------------------------------------------------------------------------------

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

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  The following table summarizes information about the stock options outstanding at December 31, 1998:

                                    Options Outstanding          Options Exercisable
                            ------------------------------------------------------------
                                            Weighted Average                   Weighted
                                        ----------------------
                                           Remaining                            Average
                                 Options        Life  Exercise        Options  Exercise
 Range of Exercise Prices    Outstanding     (Years)     Price    Exercisable     Price
----------------------------------------------------------------------------------------
$         5.33   to    6.33      591,301        3.2    $  5.61        591,301   $  5.61
         14.13   to   15.96      226,349        6.6      14.93        209,124     14.87
         17.55   to   19.31      172,239        7.1      18.53        119,619     18.48
         24.25   to   25.65      153,500        9.1      25.38              -         -
                            ------------------------------------------------------------
                               1,143,389        5.2      12.06        920,044      9.39
                            ------------------------------------------------------------

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

  Commitments to originate and purchase mortgage loans of $107.9 million at December 31, 1998 represent amounts which the Company plans to fund within the normal commitment period of 60 to 90 days. Because the credit-worthiness of each customer is reviewed prior to extension of the commitment, the Company adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest rate risk on these commitments, the Bank may enter into forward commitments to sell fixed-rate mortgage-backed securities to reduce exposure to changes in loan market prices from the time of commitment until securitization. Fixed-rate loans originated by the Bank may be securitized through FNMA to satisfy these forward commitments. The risks associated with these contracts arise from the possible inability of the Bank to deliver the mortgage-backed securities on the specified delivery date. In such case, the Bank may be required to repurchase the forward commitment to sell at the then current market price. For the year ended December 31, 1998, the Bank securitized and sold $39.0 million of fixed-rate mortgage loans. Of these sales, $33.5 million were hedged using forward contracts. The sales resulted in a net gain of $421,243. For the year ended December 31, 1997, the Bank securitized and sold $60.2 million of fixed-rate mortgage loans. Of these sales, $13.3 million were hedged using forward contracts. The sales resulted in a net gain of $30,000. There were no outstanding forward commitments to sell FNMA mortgage-backed securities at December 31, 1998.

  The Bank has issued outstanding letters of credit totaling $3.3 million to various municipalities regarding incomplete construction projects on which the Bank had originated mortgage loans.

  The Federal Home Loan Bank of Chicago has issued a standby letter of credit for $3.0 million to the State of Illinois on behalf of the Bank in order to secure a deposit of $3.0 million.

  Additionally, the Bank has approved, but unused, home equity lines of credit, of $96.8 million at December 31, 1998. Approval of home equity lines is based on underwriting standards that do not allow total borrowings, including the equity line of credit, to exceed 100% of the current appraised value of the customer's home. This approval is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan.

     The Company conducts substantially all of its lending activities in the local communities in which it serves.

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

18. BUSINESS COMBINATIONS

Liberty Bancorp, Inc.

  On February 10, 1997, Hinsdale Financial Corporation, the holding company for Hinsdale Federal Bank for Savings, and Liberty Bancorp, Inc., the holding company for Liberty Federal Savings Bank, consummated their merger in a stock-for-stock exchange. The resulting organization was renamed Alliance Bancorp. Liberty Federal Savings Bank was merged into Hinsdale Federal Bank for Savings,
and the resulting Bank operates under the name Liberty Federal Bank.    The
transaction was accounted for under the purchase method of accounting and 1.054 shares of Alliance Bancorp common stock were exchanged for each share of Liberty Bancorp outstanding common stock. There were 3,930,405 shares of common stock of Alliance Bancorp issued for 3,733,013 shares of Liberty Bancorp common stock. Liberty Bancorp had total assets of $680 million and deposits of $516 million at the date of the merger. The fair value of the net assets acquired approximated the purchase price, accordingly; no goodwill was recorded. Earnings for the year ended December 31, 1997 includes the earnings of Liberty Bancorp from the date of merger.

  The following unaudited pro forma financial information presents the combined results of operations of Alliance Bancorp and Liberty Bancorp, Inc. as if the acquisition had occurred as of the beginning of each period. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the companies constituted a single entity during such periods.

                                                            For The Year Ended                For The Year Ended
(In thousands, except per share amounts)                     December 31, 1997                September 30, 1996
--------------------------------------------------------------------------------------------------------------------
Net interest income                                    $                    49,767                            46,342
Net income                                                                  14,382                             7,917
Basic earnings per share                               $                      1.34                              1.08
Diluted earnings per share                             $                      1.26                              1.04

Southwest Bancshares, Inc.

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

  Certain operating financial data previously reported by Alliance Bancorp and Southwest Bancshares on a separate basis and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:

                                                              For the Year Ended          For the Year Ended
(In thousands, except per share amounts)                       December 31, 1997          September 30, 1996
-------------------------------------------------------------------------------------------------------------
Net interest income
 Alliance Bancorp                                                    $    36,511                      16,734
 Southwest Bancshares                                                     11,823                      11,773
                                                              -----------------------------------------------
 Combined                                                            $    48,334                      28,507
Net income
 Alliance Bancorp                                                    $    10,249                       3,074
 Southwest Bancshares                                                      4,111                       2,628
                                                              -----------------------------------------------
 Combined                                                            $    14,360                       5,702
Diluted earnings per share
 Alliance Bancorp                                                    $      1.26                        0.73
 Southwest Bancshares                                                       1.49                        0.91
                                                              -----------------------------------------------
 Combined                                                            $      1.26                        0.75

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

19.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

     The following condensed statements of financial condition at December 31, 1998 and 1997 and condensed statements of income and cash flows for the years ended December 31, 1998, 1997 and September 30, 1996 for Alliance Bancorp should be read in conjunction with the consolidated financial statements and the notes thereto.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                   December 31,        December 31,
(In thousands, except share data)                                                          1998                1997
---------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                       $           5,268               7,097
Investment securities available for sale, at fair value                                   2,613               2,144
Mortgage-backed securities available for sale, at fair value                              2,968               2,993
Real estate                                                                               1,099               1,131
Loan to Bank                                                                                  -               6,450
ESOP Loan to Bank                                                                             -                 320
Loan to Liberty Lincoln Service Corporation II                                            2,250               2,250
Loan to Southwest Bancshares Development Corp.                                            2,700               2,400
Equity in net assets of subsidiaries                                                    172,334             152,791
Other assets                                                                                604                 473
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $         189,836             178,049
=====================================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
Accrued expenses and other liabilities                                        $           3,899               3,123
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         3,899               3,123
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock, $.01 par value; authorized 1,500,000 shares;
 none outstanding                                                                             -                   -
Common stock, $.01 par value; authorized 21,000,000 shares
   11,617,903 shares issued at December 31, 1998;
   11,428,662 shares issued at December 31, 1997                                            116                 114
Additional paid-in capital                                                              107,130             104,178
Retained earnings, substantially restricted                                              80,219              70,851
Treasury stock, at cost; 154,022 shares at December 31, 1998 and
 155,668 at December 31, 1997                                                            (1,511)             (1,527)
Common stock purchased by Employee Stock Ownership Plan                                       -                (320)
Accumulated other comprehensive income (loss)                                               (17)              1,630
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              185,937             174,926
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $         189,836             178,049
=====================================================================================================================
(continued)

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Condensed Parent Company Only Financial Statements
(continued)

CONDENSED STATEMENTS OF INCOME                                            For The Year   For The Year   For The Year
                                                                                 Ended          Ended          Ended
                                                                          December 31,   December 31,   September 30,
(In thousands)                                                                    1998           1997            1996
-----------------------------------------------------------------------------------------------------------------------
Interest income                                                         $          930          1,259             807
Interest expense                                                                     -              8              26
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                                                930          1,251             781
Gain on sales of investment securities available for sale                          178            211               -
Loss on sales of mortgage-backed securities available for sale                       -            (32)              -
Other income                                                                        52             15              39
Noninterest expense                                                              2,035          1,142             628
-----------------------------------------------------------------------------------------------------------------------
 Income (loss) before income tax expense and equity in
   earnings of subsidiaries                                                       (875)           303             192
Income tax expense                                                                  46             84              91
-----------------------------------------------------------------------------------------------------------------------
 Income (loss) before equity in earnings of subsidiaries                          (921)           219             101
Equity in earnings of subsidiaries                                              16,026         14,141           5,601
-----------------------------------------------------------------------------------------------------------------------
 Net income                                                             $       15,105         14,360           5,702
=======================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
-----------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                              $       15,105         14,360           5,702
Equity in earnings of subsidiaries                                             (16,026)       (14,141)         (5,601)
Dividend received from Bank                                                      3,200          4,600           6,000
Gain on sales of investment securities                                            (178)          (211)              -
Loss on sales of mortgage-backed securities                                          -             32               -
(Increase) decrease in other assets                                                (99)         1,166            (148)
Increase in accrued expenses and other liabilities                                 822            115              28
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        2,824          5,921           5,981
-----------------------------------------------------------------------------------------------------------------------
Investing activities:
Net assets acquired/sold, net of cash acquired                                       -            173           2,705
ESOP loan to Bank                                                                    -              -            (514)
Principal payment of ESOP loan                                                     320          1,304             363
Repayment of loan to Bank                                                        6,450          1,000               -
Repayment of loan to LLSCII                                                          -            578               -
Increase in loan to Southwest Bancshares Development Corp.                        (300)             -               -
Investment in LLSCII                                                                 -         (1,000)              -
Investment in Liberty Wexford LLC                                               (3,850)             -               -
Investment in Liberty Century LLC                                               (4,000)             -               -
Purchase of investment securities available for sale                              (939)        (1,248)              -
Proceeds from sales of investment securities available for sale                    233            340              45
Proceeds from sales of mortgage-backed securities available for sale                 -          1,456               -
Principal payments on mortgage-backed securities                                     -             28             166
Proceeds from the maturities of investment securities                              250          1,000               -
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                             (1,836)         3,631           2,765
-----------------------------------------------------------------------------------------------------------------------
Financing activities:
Proceeds from borrowed funds                                                         -              -           1,000
Repayment of borrowed funds                                                          -         (1,000)              -
Proceeds from options exercised                                                    698            908             725
Issuance of stock                                                                1,500              -               -
Purchase of treasury stock                                                           -           (268)         (8,011)
Cash dividends paid                                                             (5,010)        (4,327)         (1,995)
Cash paid in lieu of fractional shares related to stock split                       (5)            (5)             (3)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                           (2,817)        (4,692)         (8,284)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (1,829)         4,860             462
Cash and cash equivalents at beginning of year                                   7,097          2,237           2,123
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $        5,268          7,097           2,585
=======================================================================================================================

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

20.  OPERATING SEGMENTS

     The Company's operations include two primary segments: banking and mortgage brokerage. Through its banking subsidiary's network of 20 retail banking facilities in Chicago; north, west and southwestern Cook County; and DuPage County in Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. Mortgage brokerage activities conducted through the Bank's subsidiary, Preferred Mortgage Associates, Ltd. ("Preferred") include the origination of primarily residential mortgage loans for sale to various investors as well as to the Bank. The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and consist of financial advice and brokerage services, insurance, joint venture real estate developments, and holding company investments. Assets and results of operations are based on generally accepted accounting principles, with profit and losses of equity method investees excluded. Inter-segment revenues and expenses are eliminated in reporting consolidated results of operations.

     Operating segment information is as follows:

                                                                   Mortgage            Inter-segment     Consolidated
(In thousands)                                          Banking   Brokerage    Other    Eliminations            Total
----------------------------------------------------------------------------------------------------------------------
1998
Interest income                                     $   136,200       5,030    1,223          (5,378)         137,075
Interest expense                                         85,075       4,678      480          (5,366)          84,867
----------------------------------------------------------------------------------------------------------------------
Net interest income                                      51,125         352      743             (12)          52,208
Provision for loan losses                                   262           -        -               -              262
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                             50,863         352      743             (12)          51,946
Other fees and commissions                                4,785      17,221    2,306          (3,620)          20,692
Other noninterest income                                  2,722           -    1,736            (289)           4,169
Noninterest expense                                      36,393      15,463    3,903          (3,921)          51,838
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                               21,977       2,110      882               -           24,969
Income tax expense                                        8,295         823      746               -            9,864
----------------------------------------------------------------------------------------------------------------------
Net income                                          $    13,682       1,287      136               -           15,105
----------------------------------------------------------------------------------------------------------------------
Assets                                              $ 1,951,121     117,738   40,338        (126,701)       1,982,496
----------------------------------------------------------------------------------------------------------------------
Investment in equity method investees               $    11,819           -  172,334               -                -
======================================================================================================================
1997
Interest income                                     $   119,578       2,072    1,498          (2,647)         120,501
Interest expense                                         72,417       1,802      595          (2,647)          72,167
----------------------------------------------------------------------------------------------------------------------
Net interest income                                      47,161         270      903               -           48,334
Provision for loan losses                                    24           -        -               -               24
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                             47,137         270      903               -           48,310
Other fees and commissions                                4,285      10,272    1,892            (497)          15,952
Other noninterest income                                    934           5      646            (475)           1,110
Noninterest expense                                      30,739       9,942    2,834            (972)          42,543
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                               21,617         605      607               -           22,829
Income tax expense                                        8,034         236      199               -            8,469
----------------------------------------------------------------------------------------------------------------------
Net income                                          $    13,583         369      408               -           14,360
----------------------------------------------------------------------------------------------------------------------
Assets                                              $ 1,701,972      49,162   39,304         (67,613)       1,722,825
----------------------------------------------------------------------------------------------------------------------
Investment in equity method investees               $     9,621           -  152,791               -                -
======================================================================================================================
1996
Interest income                                     $    71,800       1,504    1,123          (1,676)          72,751
Interest expense                                         43,731       1,498      691          (1,676)          44,244
----------------------------------------------------------------------------------------------------------------------
Net interest income                                      28,069           6      432               -           28,507
Provision for loan losses                                    74           -        -               -               74
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                             27,995           6      432               -           28,433
Other fees and commissions                                3,837       8,851      329          (1,010)          12,007
Other noninterest income                                  1,452           -    1,174            (199)           2,427
Noninterest expense                                      26,658       8,694      955          (1,209)          35,098
----------------------------------------------------------------------------------------------------------------------
Income before  income taxes                               6,626         163      980               -            7,769
Income tax expense                                        1,714          64      289               -            2,067
----------------------------------------------------------------------------------------------------------------------
Net income                                          $     4,912          99      691               -            5,702
----------------------------------------------------------------------------------------------------------------------
Assets                                              $ 1,012,428      19,369   24,463         (23,028)       1,033,232
----------------------------------------------------------------------------------------------------------------------
Investment in equity method investees               $     8,551           -   85,300               -                -
======================================================================================================================

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. The estimated fair value amounts under SFAS No. 107 have been determined as of a specific point in time utilizing various available market information, assumptions and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather, the disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values. The estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997 are set forth in the following table and explanation.

                                                December 31, 1998                            December 31, 1997
(In thousands)                           Carrying Amount             Fair Value       Carrying Amount             Fair Value
---------------------------------------------------------------------------------------------------------------------------
Financial Assets:
Cash and due from banks                  $        17,195                17,195                 18,238                18,238
Interest-bearing deposits                         63,802                63,802                 40,275                40,275
Investment securities                             61,516                61,516                133,447               133,447
Mortgage-backed securities                       332,347               332,347                234,869               234,869
Loans                                          1,333,401             1,399,131              1,226,253             1,245,037
Accrued interest receivable                       10,759                10,759                 10,272                10,272
Stock in FHLB of Chicago                          24,523                24,523                 15,589                15,589
---------------------------------------------------------------------------------------------------------------------------
Total financial assets                   $     1,843,543             1,909,273              1,678,943             1,697,727
---------------------------------------------------------------------------------------------------------------------------

Financial Liabilities:
Non-maturing deposits                            420,447               420,447                401,203               401,203
Deposits with stated maturities                  877,597               885,505                904,464               906,050
Borrowed funds                                   464,450               471,985                207,381               207,257
Collateralized mortgage
 obligations                                           -                     -                  1,065                 1,065
Accrued interest payable                           2,857                 2,857                  1,813                 1,813
---------------------------------------------------------------------------------------------------------------------------
Total financial liabilities              $     1,765,351             1,780,794              1,515,926             1,517,388
---------------------------------------------------------------------------------------------------------------------------

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

  Deposits. The fair value of deposits with no stated maturity, such as demand deposits, savings, NOW and money market accounts are disclosed as the amount payable on demand.

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

ALLIANCE BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
    The following are the consolidated results of operations on a quarterly basis:

                                                                                        For the Year Ended December 31, 1998
                                                                       ----------------------------------------------------------
(In thousands, except per share amounts)                                 1st Quarter    2nd Quarter   3rd Quarter    4th Quarter
---------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 $     32,672         34,354        35,566         34,483
Total interest expense                                                      19,753         21,314        22,434         21,366
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                         12,919         13,040        13,132         13,117
Provision for loan losses                                                      106             56            50             50
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         12,813         12,984        13,082         13,067
---------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
Gain on sales of  investment securities, mortgage-backed
securities and loans receivable                                                543            113           339          1,183
Other noninterest income                                                     5,633          4,737         4,346          7,967
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                     6,176          4,850         4,685          9,150
Noninterest expense                                                         11,095         14,711        11,300         14,732
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   7,894          3,123         6,467          7,485
Income tax expense                                                           3,057          1,382         2,623          2,802
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                            $      4,837          1,741         3,844          4,683
---------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                              $       0.43           0.15          0.34           0.41
Diluted earnings per share                                            $       0.41           0.14          0.32           0.39
---------------------------------------------------------------------------------------------------------------------------------

                                                                                       For the Year Ended December 31, 1997
                                                                       ----------------------------------------------------------
(In thousands, except per share amounts)                                 1st Quarter    2nd Quarter   3rd Quarter    4th Quarter
---------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 $     25,879         30,313        33,530         30,779
Total interest expense                                                      15,353         18,446        19,572         18,796
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                         10,526         11,867        13,958         11,983
Provision for loan losses                                                        6              6             6              6
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         10,520         11,861        13,952         11,977
---------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
Gain (loss) on sales of investment securities,
mortgage-backed securities and loans receivable                               (381)           160           157             87
Other noninterest income                                                     3,397          4,437         4,753          4,452
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                     3,016          4,597         4,910          4,539
Noninterest expense                                                          9,691         10,607        11,783         10,462
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   3,845          5,851         7,079          6,054
Income tax expense                                                           1,420          2,204         2,680          2,165
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                            $      2,425          3,647         4,399          3,889
---------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                              $       0.26           0.33          0.39           0.35
Diluted earnings per share                                            $       0.24           0.31          0.37           0.33
---------------------------------------------------------------------------------------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Alliance Bancorp:

  We have audited the accompanying consolidated statements of financial condition of Alliance Bancorp and subsidiaries ("the Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998 and the year ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 1998 and the year ended September 30, 1996 in conformity with generally accepted accounting principles.

                                   /s/ KPMG LLP


Chicago, Illinois
January 27, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information relating to Directors and Executive Officers is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

  The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1)  Financial Statements

          The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

          Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

          Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and September 30, 1996

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and September 30, 1996

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and September 30, 1996

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

          Exhibit No. 3. Certificate of Incorporation and Bylaws.

          (i) Restated Certificate of Incorporation of Alliance Bancorp. (Incorporated by reference into this document to Exhibit No. 3 to the Registrant's 1997 Form 10-K).

          (ii) Bylaws of Alliance Bancorp. (Incorporated by reference into this document from the exhibits to Form S-1, Registration Statement, filed on March 31, 1992, Registration No. 33-46877).

          Exhibit No. 10. Material Contracts.

          (i)    Revised Employment Agreement between the Bank and Kenne P.
                 Bristol.

          (ii)   Employment Agreement between the Bank and Fredric G. Novy.

          (iii) Liberty Federal Bank Executive Supplemental Retirement Income Agreements.

          (iv) Employment Agreement between the Company and Howard A. Davis. (Incorporated herein by reference into this document to Exhibit No. 10 to the Registrant's 1995 Form 10-K).

          (v)    Consulting Agreement between the Bank and Richard E. Webber.

          (vi) Form of Change in Control Agreements entered into between the Company and its senior officers. (Incorporated by reference into this document to Exhibit No. 10 to the Registrant's 1997 Form 10-K).

          (vii) Bank Recognition and Retention Plans and Trust (Incorporated by reference into this document from the attachments to the Proxy Statement dated December 30, 1992 for the Annual Meeting of Stockholders held on February 10, 1993).

          (viii) Incentive Stock Option Plan. (Incorporated by reference into this document from the attachments to the Proxy Statement dated December 30, 1992 for the Annual Meeting of Stockholders held on February 10, 1993).

          (ix) Stock Option Plan for Outside Directors. (Incorporated by reference into this document from the attachments to the Proxy Statement dated December 30, 1992 for the Annual Meeting of Stockholders held on February 10, 1993).

          (x) 1994 Incentive Stock Option Plan. (Incorporated by reference into this document from the attachments to the Proxy Statement dated December 26, 1994 for the Annual Meeting of Stockholders held on February 8, 1995).

          (xi) 1997 Long-Term Incentive Stock Benefit Plan. (Incorporated by reference into this document from the attachments to the Proxy Statement dated May 1, 1997 for the Annual Meeting of Stockholders held on May 28, 1997).

       Exhibit No. 21. Subsidiaries of the Registrant.

       Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"

       Exhibit No. 23. Consent of KPMG LLP

       Consent of KPMG LLP to the incorporation by reference into the registrant's registration statement on Form S-8 of their report accompanying the financial statements of the registrant for the year ended December 31, 1998.


(b)    Reports on Form 8-K.

       Not Applicable

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ALLIANCE BANCORP
                                    ------------------------------
                                             (Registrant)


                                    By: /s/ Kenne P. Bristol
                                        --------------------
                                        Kenne P. Bristol
DATED:  March 11, 1999                  President, Chief Executive
        --------------
                                        Officer and Director

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                                   Title                                             Date

/s/ Kenne P. Bristol                                   President, Chief Executive Officer                March 11, 1999
-------------------------------------------                                                              ------------------------
Kenne P. Bristol                                       and Director

/s/ Fredric G. Novy                                    Chairman of the Board of                          March 11, 1999
-------------------------------------------                                                              ------------------------
Fredric G. Novy                                        Directors

/s/ Richard A. Hojnicki                                Executive Vice President                          March 11, 1999
-------------------------------------------                                                              ------------------------
Richard A. Hojnicki                                    Chief Financial Officer and Corporate Secretary
                                                       (Principal Financial Officer)

/s/ Ilene M. Bock                                      Senior Vice President and Controller              March 11, 1999
-------------------------------------------                                                              ------------------------
Ilene M. Bock                                          (Principal Accounting Officer)

/s/ Edward J. Burns                                    Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
Edward J. Burns

/s/ Howard A. Davis                                    Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
Howard A. Davis

/s/ Whit G. Hughes                                     Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
Whit G. Hughes

/s/ Howard R. Jones                                    Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
Howard R. Jones

/s/ H. Verne Loeppert                                  Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
H. Verne Loeppert

/s/ David D. Mill                                      Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
David D. Mill

/s/ Edward J. Nusrala                                  Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
Edward J. Nusrala

/s/William C. O'Donnell                                Director                                          March 11, 1999
-------------------------------------------                                                              -----------------------
William C. O'Donnell

/s/ William R. Rybak                                   Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
William R. Rybak

/s/ Russell F. Stephens, Jr.                           Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
Russell F. Stephens, Jr.

/s/ Donald E. Sveen                                    Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
Donald E. Sveen

/s/ Vernon B. Thomas, Jr.                              Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
Vernon B. Thomas, Jr.

/s/ Richard E. Webber                                  Director                                          March 11, 1999
-------------------------------------------                                                              ------------------------
Richard E. Webber