Form 10-K/A
period 1998-12-31
ALLIANCE BANCORP
filed 1999-04-30
CIK 885638

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                (Amendment No. 1)

              Annual report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998        Commission File No.:  0-20082


                                ALLIANCE BANCORP
             (exact name of registrant as specified in its charter)

         Delaware                                             36-3811768
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $205,802,957 and is based upon the last sales price as quoted on the Nasdaq National Market for March 11, 1999.

         The Registrant had 11,352,781 shares of common stock outstanding as of March 11, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None
================================================================================

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The Board of Directors of Alliance Bancorp is comprised of 15 members divided into three classes. Directors are elected for staggered terms of three years each, with the term of office of only one class of Directors expiring in each year. The table below sets forth certain information regarding the members of the Board, including the five nominees for election to the Board at the 1999 Annual Meeting of Stockholders, as well as information regarding the executive officers of Alliance Bancorp.


                                                                                      Amount and
                                                                                        Nature of
                                                   Year First                          Beneficial          Percent
    Name, Age, Principal Occupation and             Elected            Term to        Ownership of           of
                                                                       -------
    Business Experience for Past 5 Years          to Board (1)          Expire          Stock (2)           Class
    ------------------------------------         --------------         ------          ---------          ------
NOMINEES AT THE 1999 ANNUAL MEETING OF STOCKHOLDERS
Edward J. Burns, Age 69 (3).................          1963               2002          204,628(4)           1.72%
   Retired; Chairman of the Board of
   Liberty Bancorp from 1991 and
   Liberty Federal Savings from 1982
   until February 1997.  President and
   Chief Executive Officer of Liberty
   Bancorp and Liberty Federal Savings
   until 1994.
Whit G. Hughes, Age 73......................          1982               2002          102,639(5)           0.86%
   Chairman and former Chief Executive
   Officer of Hughes Enterprises, Inc., a
   distributor of appliances and parts and
   a developer and operator of self-service
   laundry stores.
Edward J. Nusrala, Age 59 (3)...............          1997               2002           24,200(6)           0.20%
   Founder, owner and President of
   Famous Brand Shoes, Inc., a retail shoe company.
William R. Rybak, Age 48 (3)................          1986               2002           58,668(7)           0.49%
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


                                                                                      Amount and
                                                                                        Nature of
                                                   Year First                          Beneficial          Percent
    Name, Age, Principal Occupation and             Elected            Term to        Ownership of           of
                                                                       -------
    Business Experience for Past 5 Years          to Board (1)          Expire          Stock (2)           Class
    ------------------------------------         --------------         ------          ---------          ------
Donald E. Sveen, Age 67 (3).................          1971               2002          103,000(7)           0.86%
   Retired; prior to July 1996, President,
   Chief Operating Officer and Director
   of The John Nuveen Company and
   Subsidiaries and Chairman, Chief
   Executive Officer and Director of the
   Nuveen Select Tax-Free Income
   Portfolio Funds.  Nuveen is a financial
   services company specializing in tax-
   exempt investments and money
   management.
CONTINUING DIRECTORS
Howard R. Jones, Age 63.....................          1991               2000           60,544(7)           0.51%
   President of Packaging Design
   Corporation, a manufacturer of
   corrugated containers and specialties.
Fredric G. Novy, Age 60 (3).................          1994               2000          286,157(8)           2.40%
   Chairman of the Board of Directors of
   Alliance Bancorp and Liberty Federal
   Bank; President and Chief Executive
   Officer of Liberty Bancorp and Liberty
   Federal Savings from 1994 to February
   1997.  President of Cragin Financial
   Corporation and Cragin Federal Bank
   for Savings from 1990 through 1994.
William C. O'Donnell, Age 76................          1979               2000          136,574(5)           1.14%
   President of ODON Communications
   Group, a radio broadcasting company.
Russell F. Stephens, Jr., Age 66............          1971               2000           46,198(7)           0.39%
   President of Insurance Concepts &
   Design Inc., an insurance agency.
Vernon B. Thomas, Jr., Age 65 (3)...........          1969               2000          150,587(5)           1.26%
   Attorney whose practice concentrates
   in corporate, banking, real estate and
   estate planning.
Kenne P. Bristol, Age 56 (3)................          1986               2001          183,193(9)           1.54%
   President and Chief Executive Officer
   of Alliance Bancorp and Liberty
   Federal Bank; previously President and
   Chief Executive Officer of Hinsdale
   Financial and Hinsdale Federal.


                                                                                      Amount and
                                                                                        Nature of
                                                   Year First                          Beneficial          Percent
    Name, Age, Principal Occupation and             Elected            Term to        Ownership of           of
                                                                       -------
    Business Experience for Past 5 Years          to Board (1)          Expire          Stock (2)           Class
    ------------------------------------         --------------         ------          ---------          ------
Howard A. Davis, Age 51.....................          1995               2001          37,062(10)           0.31%
   President and Chief Executive Officer
   of Preferred Mortgage Associates, Ltd.,
   a subsidiary of the Bank.
H. Verne Loeppert, Age 77...................          1964               2001          73,971(11)           0.62%
   Retired; until December 31, 1996,
   President and Chief Executive Officer
   of CDV Corporation, a holding
   company whose subsidiaries are
   engaged in metal working tool
   manufacturing.
David D. Mill, Age 70 (3)(12)...............          1967               2001          123,057(5)           1.03%
   Dentist; Dr. Mill has owned his own
   general dental practice since 1957.
Richard E. Webber, Age 69...................          1959               2001            298,476            2.50%
   Mr. Webber is the former President
   and Chief Financial Officer of
   Southwest Bancshares and President
   and Chief Executive Officer of
   Southwest Federal. Previously, he had
   been President of Southwest Federal
   since 1970 and Chief Executive Officer
   of Southwest Federal since 1959.
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Richard A. Hojnicki, Age 49.................          --                 --            81,510(13)           0.68%
   Mr. Hojnicki is Executive Vice
   President, Secretary and Chief
   Financial Officer of Alliance Bancorp
   and Liberty Federal Bank.
Edward J. Munin, Age 45.....................          --                 --             3,167(14)           0.03%
   Mr. Munin is a Senior Vice President
   of Liberty Federal Bank and President
   and Chief Executive Officer of Liberty
   Financial Services, Inc., a subsidiary of
   the Bank.
All directors and executive officers as a             --                 --           1,973,631(15)        16.54%
group (17persons)

---------------------------
(1) Includes service on the Board of Directors of Hinsdale Federal Bank for Savings, Liberty Federal Savings Bank, or Southwest Federal Savings and Loan Association of Chicago.

(2) Unless otherwise indicated, each person effectively exercises sole (or shared with spouse) voting and dispositive power as to the shares reported.
(3) Also serves on the Board of Directors of Liberty Federal Bank, the wholly-owned subsidiary of Alliance Bancorp. (4) Includes 114,868 shares with respect to Mr. Burns which may be acquired through the exercise of stock options granted under the Liberty Bancorp, Inc. Amended and Restated 1991 Incentive Stock Option Plan (the "Liberty Bancorp Incentive Stock Option Plan").
(5) Includes 49,657 shares subject to options which may be acquired by each outside director indicated under the Liberty Bancorp, Inc 1991 Stock Option Plan for Outside Directors (the "Liberty Bancorp Directors' Option Plan").
(6) Includes 15,000 shares that may be acquired by Mr. Nusrala pursuant to the exercise of options granted under the Hinsdale Financial Directors' Option Plan.
(7) Includes 23,043 shares that may be acquired pursuant to the exercise of options granted under the Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors (the "Hinsdale Financial Directors' Option Plan").
(8) Includes 183,669 shares with respect to Mr. Novy which may be acquired through the exercise of stock options under the Liberty Bancorp Incentive Stock Option Plan, and 8,334 shares which may be acquired pursuant to presently exercisable stock options by Mr. Novy.
(9) Includes 136,411 shares that may be acquired pursuant to presently exercisable stock options by Mr. Bristol.
(10) Includes 32,500 shares that may be acquired pursuant to presently exercisable stock options by Mr. Davis.
(11) Includes 45,495 shares subject to options which may be acquired by Mr. Loeppert under the Liberty Bancorp Directors' Option Plan.
(12)  Dr. Mill is married to Mr. Burns' first cousin.
(13) Includes 44,729 shares that may be acquired pursuant to presently exercisable stock options by Mr. Hojnicki.
(14) Includes 1,667 shares that may be acquired pursuant to presently exercisable stock options by Mr. Munin.
(15) Includes 522,178 shares that may be acquired pursuant to presently exercisable stock options granted to executive officers of Alliance
      Bancorp and its subsidiaries, and 351,295 shares that may be acquired pursuant to presently exercisable stock options granted to directors who are not executive officers.

Ownership Reports by Directors and Officers

      The Common Stock is registered pursuant to Section 12(g) of the Exchange Act. The officers and directors of the Company and beneficial owners of greater than 10% of the outstanding shares of Company Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Company Common Stock. SEC rules require disclosure in the Company's Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company Common Stock to file a Form 3, 4 or 5 on a timely basis. President and Chief Executive Officer Bristol filed a Form 4 in October to report one transaction that should have been reported in September, and filed a Form 4 in September to report one transaction that should have been reported in August. Director Burns filed a Form 5 to report one transaction which should have been reported on Form 4. Director Hughes filed a Form 5 to report one transaction which should have been reported on Form 4. Senior Vice President Munin filed a Form 4 in May to report one transaction which should have been reported in February. Director Stachnik filed a Form 5 to report three transactions which should have been reported on Form 4. Based on the Company's review of such ownership reports, no other officer, director or 10% beneficial owner of the Company failed to file ownership reports on a timely basis for the fiscal year ended December 31, 1998.

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

         Stock Benefit Plans for Directors. Directors have received options to purchase common stock under various stock option plans. Currently, directors are eligible to receive stock options and restricted stock awards under the 1997 Long-Term Incentive Stock Benefit Plan. Effective June 30, 1998, the date of the acquisition of Southwest Bancshares, Inc., Richard E. Webber was granted an option to purchase 30,000 shares of Common Stock, which option vests in three equal annual installments. The exercise price for these options was $24.25, the fair market value of the Common Stock at the date of grant.

Executive Compensation

         Compensation Committee Report. Under rules established by the SEC, Alliance Bancorp is required to provide certain data and information in regard to the compensation and benefits provided to Alliance Bancorp's Chief Executive Officer and other executive officers of Alliance Bancorp. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals. In fulfillment of this requirement, the Compensation and Personnel Administration Committee, at the direction of the Board of Directors has prepared the following report, which report relates to Alliance Bancorp's fiscal year ended December 31, 1998.

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

         Executive Compensation Philosophy. Since the predecessor of Alliance Bancorp became a public company in 1992, the committee has had the following goals for the compensation programs impacting the executives of Alliance Bancorp and Liberty Federal:

         o to provide motivation for the executives to enhance shareholder value by linking a significant portion of their compensation to earnings and the value of Alliance Bancorp's Common Stock;

         o to retain the executive officers who are capable of leading Alliance Bancorp to high performance levels and to allow Liberty Federal to attract high quality executives in the future by providing total compensation opportunities which are consistent with competitive norms of the industry and Alliance Bancorp's level of performance; and

         o to maintain reasonable "fixed" compensation costs by targeting base salaries at competitive average levels.

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

         For purposes of determining the competitive market for Liberty Federal's executives, the committee has consulted with Crowe Chizek to review the comprehensive compensation paid to top executives of thrifts and banks with total assets in the range of Liberty Federal's total asset size and performance results comparable to those of Liberty Federal.

         Crowe Chizek reviewed the following published compensation surveys to determine competitive compensation levels:

              1998 Crowe Chizek Bank Compensation Survey;

              1998 Midwest Bank Holding Company Executive Compensation Report;

              1998/1999 Watson Wyatt Financial Institutions Compensation Report;

              1998 BAI BankCash Compensation Survey; and

              1997 BAI Key Executive Compensation Survey.

         In addition, Crowe Chizek conducted an independent review of the compensation practices of eight midwest institutions with assets ranging from $768 million to $1.9 billion. All compensation data from the surveys is updated by a factor of 4% per year, which is consistent with wage inflation trends.

         The surveys provide data for both commercial banks and thrifts. Crowe Chizek has been recommending to their thrift clients for several years that for compensation purposes they should compare themselves to commercial banks of comparable size as well as other thrifts for the following reasons:

          o the similarity in the balance sheet structure and the complexity level between operating a thrift and a bank have significantly narrowed; and

          o thrifts are recruiting senior executives from commercial banks more frequently, and to obtain top talent, the thrifts are required to provide compensation levels competitive with banks.

         In addition, the compensation committee reviewed the salary history and performance levels for each of the executive officers in determining appropriate compensation levels. It is expected that the comparative salary data compiled by Crowe Chizek on comprehensive executive compensation will continue to be utilized as the primary source of information in subsequent years in determining compensation levels for executive officers.

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

       Compensation of Chief Executive Officer. The compensation committee meets periodically to evaluate Mr. Bristol's performance and reports on that evaluation to the Outside Directors of the Board. The Chief Executive's compensation consists principally of three components:

                 o        Salary
                 o        Annual Incentive Payment
                 o        Stock Option Grants

         Under the leadership of the compensation committee, subsequent to the determination of Mr. Bristol's fiscal 1998 compensation, the Board of Directors of Liberty Federal, with Mr. Bristol excused, determined his fiscal 1998 compensation giving consideration to the size of Liberty Federal, the duties and responsibilities of his position and a comparison of the compensation of chief executive officers of similarly situated financial institutions. Mr. Bristol's total cash compensation was based on his contribution to the overall long-term strategy and financial strength and performance of Alliance Bancorp.

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

         In addition to projected levels of profitability, the Chief Executive's annual incentive is dependent on Liberty Federal maintaining certain levels of performance in the following areas:

          o the interest rate risk as measured by the one year interest rate sensitivity gap,
          o    the ratio of non-performing assets to total assets; and
          o    the regulatory capital ratios.

         While these measures may change from year-to-year based on the strategic focus of Alliance Bancorp, the objective of achieving annual profitability goals and enhancing shareholder value while maintaining long-term safety and soundness will continue.

         The 1998 annual incentive award granted to the Chief Executive Officer is based on 40% of base salary if the target performance goals are achieved. If the performance goals are exceeded, the percentage of base salary award can be up to a maximum of 80%. Liberty Federal performance awards are based on pre-tax income objectives in addition to safety and soundness considerations. Based upon the criteria established by the Board, Mr. Bristol received a bonus of $100,000, representing approximately 38% of his salary, for the period ended December 31, 1998. Also, during the period ended December 31, 1998, the committee granted Mr. Bristol options to purchase 25,000 shares of Common Stock at an exercise price equal to the fair market value of the shares at the time of grant.

         In light of the termination of the Bank's defined benefit pension plan, during 1998 the Bank implemented a supplemental executive retirement plan that is intended to provide Mr. Bristol with a benefit at retirement equal to 70% of the highest average annual salary payable to him for five consecutive years during the ten years prior to retirement, less any amounts payable to him pursuant to other qualified benefit plans. This plan was adopted in order to provide Mr. Bristol with a level of retirement benefit comparable to that provide to chief executive officers of other financial institutions of similar size.

                             Compensation Committee
           Edward J. Burns, Whit G. Hughes, Russell F. Stephens, Jr.,
                Edward J. Nusrala and Donald E. Sveen (Chairman)

         Stock Performance Graph. The following table shows a comparison of the cumulative total stockholder return on Alliance Bancorp's Common Stock, based on the market price of the Common Stock, with the cumulative total return of companies in the Nasdaq National Market and Standard & Poor's Savings & Loan Companies Index. The Common Stock began trading on July 7, 1992.

                 COMPARISON OF 63 MONTH CUMULATIVE TOTAL RETURN*
          Among Alliance Bancorp, The Nasdaq Stock Market (U.S.) Index
                   and The S&P Savings & Loan Companies Index




[GRAPHIC OMITTED]



* $100 INVESTED ON 9/30/93 IN STOCK OR INDEX - INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING DECEMBER 31.

                                                            9/93     9/94     9/95    9/96     12/97    12/98

Alliance Bancorp.......................................... 100.0     115      131     138      238      179
Nasdaq Stock Market (U.S.)................................ 100.0     101      139     165      213      299
S&P Savings & Loan Companies.............................. 100.0     101      129     150      296      276

         Summary Compensation Table. The following table sets forth the cash compensation paid by Liberty Federal, for services rendered during the years ended December 31, 1998, 1997 and the fiscal year ended September 30, 1996, to the Chief Executive Officer and other executive officers of Liberty Federal and/or Alliance Bancorp, who received an amount in salary and bonus in excess of $100,000 in the fiscal year ended December 31, 1998 ("Named Executive Officers").


                                              Annual Compensation                         Long-Term Compensation

                          (1)
                         Years
                         Ended                                      Other                                                   All
                       12/31/98                                     Annual              Awards              Payout         Other
      Name and         12/31/97                                  Compensation                                           Compensation
  Principal Position    9/30/96     Salary         Bonus             (3)                                                   (4)
===================== =========== ============= ==============  ============= ------------------------  -------------   ============
                                                                              Restricted
                                                                                Stock        Options/       LTIP
                                                                                Awards       SARS (#)      Payout
                                                                             ============  ============ =============
Kenne P. Bristol         1998       $260,000       $100,000         $  --       $    --        25,000           $--    $46,160(7)(8)
  President, Chief       1997        230,000        125,000 (2)        --            --        65,430            --      158,470
  Executive Officer      1996        220,000         75,000            --            --        28,125            --       20,919
  and Director

Richard A. Hojnicki      1998       $120,000        $35,000         $  --       $    --         7,500           $--         $773(7)
  Executive Vice         1997        103,000         41,000 (2)        --            --         6,750            --       70,695
  President, Chief       1996         99,000         23,000            --            --         8,437            --       13,388
  Financial   Officer
  and  Corporate
  Secretary

Fredric G. Novy          1998       $225,000       $100,000            $--           $--       25,000            $--          $--
Chairman of the          1997        177,534 (5)    100,000            --            --            --            --            --
Board of Directors

Edward J. Munin          1998       $200,000        $57,000            $--           $--        5,000            $--          $--
Senior Vice              1997        188,333 (6)     45,000            --            --            --            --            --
President of Bank,
President and Chief
Executive Officer of
Liberty Financial
Services, Inc.

Howard A. Davis          1998       $200,000             --            $--           $--        7,500            $--      $2,375(7)
President and Chief      1997        200,000         $5,000            --            --        11,250            --           --
Executive Officer of     1996        200,000             --            --            --        22,500            --           --
Preferred Mortgage
Associates, Ltd. and
Director
====================================================================================================================================
------------------------------------

(1) In 1996 Alliance Bancorp changed its fiscal year end from September 30 to December 31. Changes in salary for Mr. Bristol and Mr. Hojnicki were effective October 1, 1996.
(2) Bonuses relating to the 15 months ended December 31, 1997 are included in the 1997 amount.
(3) Perquisites for the fiscal years ended December 31, 1998, 1997 and September 30, 1996 did not exceed the lesser of $50,000 or 10% of the total of the salary and bonus as reported for the Named Executive Officers.
(4) Represents the value of shares of Common Stock allocated to the account of the Named Executive Officer under the ESOP. Allocations as of December 31, 1995, valued at the market price of the Common Stock as of that date is included in the fiscal year ended September 30, 1996. In accordance with the Merger with Liberty Bancorp, Inc., the Hinsdale Federal Bank for Savings ESOP was terminated in 1997; therefore, the 1997 amount includes the December 31, 1996 allocation, valued at the market price on that date and the final termination allocation valued at the market price of Common Stock as of December 31, 1997.
(5) Includes Mr. Novy's salary from February 10, 1997, the date of the merger of Liberty Bancorp, Inc. with Alliance Bancorp.
(6)  Includes Mr.  Munin's  salary from the date of his  employment  in February
     1997.
(7) Includes a contribution by the Company in 1998 to match 25% of the Named Executive's 1997 401(k) contribution: Bristol $2,250, Hojnicki $773 and Davis $2,375.
(8) Includes the value of stock and accumulated dividends representing recovery of benefits that would have been included in the 1997 termination of the ESOP if not limited by the IRS Code.

         Employment Agreements. Liberty Federal has entered into an employment agreement with Mr. Bristol, which provides for a term of thirty-six months. On each anniversary date, the agreement may be extended for an additional twelve months, so that the remaining term shall be thirty-six months. If the agreement is not renewed, the agreement with Mr. Bristol will expire thirty-six months following the anniversary date. The current Base Salary for Mr. Bristol is $275,000. The base salary may be increased but not decreased. In addition to the Base Salary, the agreement provides for, among other things, disability pay, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The agreement provides for termination by Liberty Federal for cause at any time. In the event Liberty Federal terminates the executive's employment for reasons other than for cause, or in the event of the executive's resignation from Liberty Federal upon (i) failure to re-elect the executive to his current offices, (ii) a material change in the executive's functions, duties or responsibilities, or relocation of his principal place of employment, (iii) liquidation or dissolution of Liberty Federal, or (iv) a breach of the agreement by Liberty Federal, the executive, or in the event of death, his beneficiary would be entitled to severance pay in an amount equal to 2.99 times the annual rate of Base Salary at the time of termination. Liberty Federal would also continue the executive's life, health, dental and disability coverage for the remaining unexpired term of the agreement.

         If termination, voluntary or involuntary, follows a change in control of Liberty Federal or Alliance Bancorp, the executive or, in the event of death, his beneficiary, would be entitled to a severance payment equal to 2.99 times the annual rate of Base Salary at the time of termination, which currently would be approximately $1,125,000. Liberty Federal would also continue the executive's life, health, dental and disability coverage for thirty-six months. A change in control is generally defined to mean the acquisition by a person or group of persons having beneficial ownership of 20% or more of Liberty Federal's or Alliance Bancorp's Common Stock during the term of the agreement, or a merger or other form of business combination, sale of assets, or contested election of directors which results in a change of a majority of the Board of Directors. Alliance Bancorp has agreed to reimburse the executive for any excise taxes that may be imposed under the federal income tax code in connection with any payments made following a change in control.

         As a result of the merger of Liberty Bancorp and Hinsdale Financial, Alliance Bancorp and Liberty Federal are parties to employment agreements with Messrs. Burns and Novy. The employment agreements provide for three-year terms. Commencing on the first anniversary date and continuing each anniversary date thereafter, the agreements may be extended by the Board of Directors for an additional year so that the remaining terms shall remain three years. Base salaries will be reviewed annually. In 1998, the base salaries of Messrs. Burns and Novy provided for by the employment agreements were $125,000, and $225,000, respectively.

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

         In the event of a change of control, based upon the past fiscal year's salary, bonus and fees, Mr. Burns would receive approximately $375,000, and Mr. Novy would receive approximately $975,000 in severance payments. In addition, the agreements provide for continued life, medical, dental and disability coverage for a period of 36 months. Any outstanding options vest upon a change in control.

         Severance Agreements. Liberty Federal has entered into a severance agreement with Mr. Hojnicki. The Severance Agreement provides for a term of twelve months; on the first anniversary date and continuing on each anniversary thereafter, the agreement may be extended so that the remaining term shall be twelve months. If not renewed, the Severance Agreement expires twelve months thereafter. The Severance Agreement provides that at any time following a change in control of Alliance Bancorp or Liberty Federal, if Alliance Bancorp or Liberty Federal terminates the officer's employment for any reason other than cause, or if the officer terminates his employment following his demotion, loss of title, office or significant authority, a reduction in his compensation, or relocation of his principal place of employment, the officer or, in the event of death, his beneficiary, would be entitled to receive a severance payment equal to an amount equal to one and one half times the base salary. The Bank would also continue the officer's life, health, dental and disability coverage for the remaining unexpired term of the Severance Agreement. Payment to the officer under the Severance Agreement will be provided by Alliance Bancorp in the event that payment or benefits are not paid by Liberty Federal. Liberty Federal has entered into similar severance agreements with fifteen other officers of Liberty Federal paying one times salary and one officer at one-half times salary.

         Stock Option Plans. The Board of Directors of Alliance Bancorp established stock option plans which provide discretionary awards to its officers and key employees. The grant of awards to employees under the option plans is determined by a committee of the Board of Directors consisting of "Non-Employee" directors.

         Set forth below is information relating to options granted under the Alliance Bancorp Stock Option Plans to the Named Executive Officers during fiscal 1998.

==============================================================================================================================
                                              OPTION GRANTS IN LAST FISCAL YEAR
==============================================================================================================================
                                                                                                      Potential Realizable
                                                                                                        Value at Assumed
                                        Individual Grants                                            Annual Rates of Stock
                                                                                                     Price Appreciation for
                                                                                                          Option Term
                                          Percent of Total Options
          Name               Options       Granted to Employees in    Exercise or    Expiration        5%           10%
                            Granted(1)             FY 1998            Base Price        Date
Kenne P. Bristol              25,000                 14                 $25.65       1/15/2008      $101,000      $212,250
---------------------------  -----------------  -----------------  --------------------------  --------------------------
Fredric G. Novy               25,000                 14                 $25.65       1/15/2008      $101,000      $212,250
------------------------ ---------------- -------------------------  ------------- -------------- ------------  ------------ -
Richard A. Hojnicki           7,500                   4                 $25.65       1/15/2008      $30,300       $63,675
------------------------ ---------------- -------------------------  ------------- -------------- ------------  ------------ -
Howard A. Davis               7,500                   4                 $25.65       1/15/2008      $30,300       $63,675
------------------------ ---------------- -------------------------  ------------- -------------- ------------  ------------ -
Edward J. Munin               5,000                   3                 $25.65       1/15/2008      $20,200       $42,450
------------------------ ---------------- -------------------------  ------------- -------------- ------------  ------------ -

-----------------------------------
(1) These options become exercisable in three equal installments commencing January 15, 1999.

         The following table provides certain information with respect to the number of shares of Alliance Bancorp Common Stock represented by stock options held by the Named Executive Officers as of December 31, 1998. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of the Common Stock. No options were exercised during fiscal 1998.

=========================================================================================================================
                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                              FISCAL YEAR-END OPTION VALUES
=========================================================================================================================

                                                                     Number of Unexercised      Value of Unexercised In-
                                                                           Options at             The-Money Options at
                              Shares Acquired         Value             Fiscal Year-End               Year-End (1)
           Name                Upon Exercise        Realized
                                                                          Exercisable/                Exercisable/
                                                                         Unexercisable               Unexercisable
                                                                              (#)                         ($)
Kenne P. Bristol                    --                 --               112,267 / 62,620          $1,009,582 / $39,027
---------------------------  -----------------  -----------------  --------------------------  --------------------------
Richard A. Hojnicki                 --                 --                42,229 / 9,750            $480,514 / $8,954
---------------------------  -----------------  -----------------  --------------------------  --------------------------
Howard A. Davis                     --                 --               30,000 / 11,250            $152,001 / $14,922
---------------------------  -----------------  -----------------  --------------------------  --------------------------
Fredric G. Novy                     --                 --               183,669 / 25,000             $516,271 / $--
---------------------------  -----------------  -----------------  --------------------------  --------------------------
Edward J. Munin                     --                 --                 -- / 5,000                    -- /--
---------------------------  -----------------  -----------------  --------------------------  --------------------------

------------------------------------
(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 1998, at which date the last sales price of the Common Stock, as quoted on the Nasdaq National Market, was $19.5625.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

         Persons and groups owning in excess of 5% of Alliance Bancorp's Common Stock are required to file certain reports regarding such ownership with Alliance Bancorp and with the Securities and Exchange Commission ("SEC"), in accordance with the Securities Exchange Act of 1934 (the "Exchange Act"). Based on reports filed with the SEC, there were no persons who beneficially owned of more than five percent of the Common Stock outstanding as of March 31, 1999.


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


                                                      ALLIANCE BANCORP
                                                         Registrant



Date: April 29, 1999                                  By: /s/ Kenne P. Bristol
                                                      --------------------------
                                                      Kenne P. Bristol
                                                      President, Chief Executive
                                                      Officer and Director