Form 10-Q
period 1999-03-31
ALLIANCE BANCORP
filed 1999-05-11
CIK 885638

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                      OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________


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

YES   X    NO______
     ---

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

   Common Stock, $0.01 par value -11,035,320 shares outstanding as of May 5,
1999.
================================================================================

                       Alliance Bancorp and Subsidiaries
                                   FORM 10-Q

                                     Index
                                     -----

PART I.   FINANCIAL INFORMATION                                             Page
-------   ---------------------                                             ----
Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Financial Condition
          as of March 31, 1999 and December 31, 1998                           1

          Consolidated Statements of Income for the Three
          Months Ended March 31, 1999 and 1998                                 2

          Consolidated Statements of Changes in Stockholders' Equity
          for the Three Months Ended March 31, 1999 and 1998                   3

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1999 and 1998                           4

          Notes to Consolidated Financial Statements                           5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          See "Management's Discussion and Analysis of Financial Condition
          and Results of Operations," "Asset/Liability Management"            14

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings                                                   18

Item 2.   Changes in Securities                                               18

Item 3.   Defaults upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 5.   Other Information                                                   18

Item 6.   Exhibits and Reports on Form 8-K                                    18

          Signature Page                                                      19

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         March 31,      December 31,
(In thousands, except share data)                                                           1999            1998
--------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
Assets
Cash and due from banks                                                              $        30,670          17,195
Interest-bearing deposits                                                                     32,531          63,802
Investment securities available for sale, at fair value                                       87,161          61,516
Mortgage-backed securities available for sale, at fair value                                 412,799         332,347
Loans, net of allowance for losses of $6,346 at
 March 31, 1999 and $6,350 at December 31, 1998                                            1,266,612       1,333,401
Accrued interest receivable                                                                   10,452          10,759
Real estate                                                                                   17,492          20,185
Premises and equipment, net                                                                   12,493          12,590
Stock in Federal Home Loan Bank of Chicago, at cost                                           24,523          24,523
Due from broker                                                                               10,890          71,336
Other assets                                                                                  37,013          34,842
--------------------------------------------------------------------------------------------------------------------
                                                                                     $     1,942,636       1,982,496
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                            $     1,267,402       1,298,044
 Borrowed funds                                                                              461,450         464,450
 Advances by borrowers for taxes and insurance                                                11,055          12,935
 Accrued expenses and other liabilities                                                       21,677          21,130
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                       1,761,584       1,796,559
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
 Preferred stock, $.01 par value; authorized 1,500,000 shares; none outstanding                    -               -
 Common stock, $.01 par value; authorized 21,000,000 shares;
  11,618,903 shares issued and 11,121,820 outstanding at March 31, 1999
  11,617,903 shares issued and 11,463,881 outstanding at December 31, 1998                       116             116
 Additional paid-in capital                                                                  107,141         107,130
 Retained earnings, substantially restricted                                                  83,263          80,219
 Treasury stock, at cost; 497,083 shares at March 31, 1999 and
  154,022 at December 31, 1998                                                                (8,307)         (1,511)
 Accumulated other comprehensive loss                                                         (1,161)            (17)
--------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                181,052         185,937
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------
                                                                                     $     1,942,636       1,982,496
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                                              Three Months Ended
                                                                                                   March 31,
(In thousands, except per share amounts)                                                      1999           1998
---------------------------------------------------------------------------------------------------------------------
                                                                                                  (unaudited)
Interest Income:
 Loans                                                                                  $       23,875         23,517
 Mortgage-backed securities                                                                      5,402          5,177
 Investment securities                                                                           1,489          2,533
 Interest-bearing deposits                                                                       1,731          1,445
---------------------------------------------------------------------------------------------------------------------
  Total interest income                                                                         32,497         32,672
---------------------------------------------------------------------------------------------------------------------

Interest Expense:
 Deposits                                                                                       13,639         15,171
 Borrowed funds                                                                                  6,115          4,559
 Collateralized mortgage obligations                                                                 -             23
---------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                                        19,754         19,753
---------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                           12,743         12,919
  Provision for loan losses                                                                         50            106
---------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                           12,693         12,813
---------------------------------------------------------------------------------------------------------------------

Noninterest Income:
 Gain on sales of loans                                                                            382             39
 Gain (loss) on sales of mortgage-backed securities available for sale                              (5)           326
 Gain on sales of investment securities available for sale                                           -            178
 Income from real estate operations                                                                511            695
 Servicing fee income                                                                              148             74
 ATM fee income                                                                                    480            461
 Other fees and commissions                                                                      4,804          4,267
 Other                                                                                             380            136
---------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                                       6,700          6,176
---------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
 Compensation and benefits                                                                       7,407          6,227
 Occupancy expense                                                                               1,774          1,506
 Federal deposit insurance premiums                                                                201            201
 Advertising expense                                                                               210            180
 ATM expense                                                                                       340            393
 Computer services                                                                                 337            411
 Other                                                                                           2,607          2,177
---------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                                     12,876         11,095
---------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                                     6,517          7,894
 Income tax expense                                                                              1,916          3,057
---------------------------------------------------------------------------------------------------------------------
  Net income                                                                            $        4,601          4,837
---------------------------------------------------------------------------------------------------------------------

 Basic earnings per share                                                               $         0.40           0.43
 Diluted earnings per share                                                             $         0.39           0.41
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Additional
                                                         Comprehensive     Common         Paid-in       Retained       Treasury
(In thousands, except per share amounts)                    Income          Stock         Capital       Earnings         Stock
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
Three Months Ended March 31, 1998
Balance at December 31, 1997                           $                      114       104,178         70,851          (1,527)
Net income                                                  4,837               -             -          4,837               -
Other comprehensive income, net of tax
Change in unrealized gain (loss) on securities
 available for sale, net of reclassification
 adjustment                                                (1,855)              -             -              -               -
                                                         --------
Total comprehensive income                                  2,982
Cash dividends declared, $0.13 per share                                        -             -         (1,426)              -
Treasury stock distributed under employee
 benefit plan                                                                   -           (17)             -              16
Proceed from exercise of stock options                                          1           492              -               -
Tax benefit from stock related compensation                                     -           633              -               -
Principal payment on ESOP loan                                                  -             -              -               -
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                              $                      115       105,286         74,262          (1,511)
==============================================================================================================================
Three Months Ended March 31, 1999
Balance at December 31, 1998                           $                      116       107,130         80,219          (1,511)
Net income                                                  4,601               -             -          4,601               -
Other  comprehensive income, net of tax
Change in unrealized gain (loss) on securities
 available for sale, net of reclassification
 adjustment                                                (1,144)              -             -              -               -
                                                         --------
Total comprehensive income                                  3,457
Cash dividends declared, $0.14 per share                                        -             -         (1,557)              -
Purchase of treasury stock                                                      -             -              -          (6,796)
Proceeds from exercise of stock options                                         -             5              -               -
Tax benefit from stock related compensation                                     -             6              -               -
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                              $                      116       107,141         83,263          (8,307)
==============================================================================================================================

                                                                  Common       Accumulated
                                                                  Stock            Other
                                                                Purchased      Comprehensive
(In thousands, except per share amounts)                         By ESOP       Income (Loss)      Total
---------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1998
Balance at December 31, 1997                                    (320)                1,630        174,926
Net income                                                         -                     -          4,837
Other comprehensive income, net of tax
Change in unrealized gain (loss) on securities
 available for sale, net of reclassification
 adjustment                                                        -                (1,855)        (1,855)

Total comprehensive income
Cash dividends declared, $0.13 per share                           -                     -         (1,426)
Treasury stock distributed under employee
 benefit plan                                                      -                     -             (1)
Proceed from exercise of stock options                             -                     -            493
Tax benefit from stock related compensation                        -                     -            633
Principal payment on ESOP loan                                    80                     -             80
---------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                                       (240)                 (225)       177,687
=========================================================================================================
Three Months Ended March 31, 1999
Balance at December 31, 1998                                       -                   (17)       185,937
Net income                                                         -                     -          4,601
Other  comprehensive income, net of tax
Change in unrealized gain (loss) on securities
 available for sale, net of reclassification
 adjustment                                                        -                (1,144)        (1,144)

Total comprehensive income
Cash dividends declared, $0.14 per share                           -                     -         (1,557)
Purchase of treasury stock                                         -                     -         (6,796)
Proceeds from exercise of stock options                            -                     -              5
Tax benefit from stock related compensation                        -                     -              6
---------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                          -                (1,161)       181,052
=========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Three Months Ended
                                                                                                      March 31,
(In thousands)                                                                                     1999       1998
----------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)
Cash Flows From Operating Activities:
Net income                                                                                    $     4,601      4,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization                                                                         621        433
Provision for loan losses                                                                              50        106
Amortization of premiums, discounts, and deferred loan fees                                           356        179
Originations of loans held for sale                                                              (204,243)  (203,107)
Sale of loans originated for resale                                                               251,995    169,949
Gain on sale of loans                                                                                (382)       (39)
(Gain) loss on sale of mortgage-backed securities available for sale                                    5       (326)
Gain on sale of investment securities available for sale                                                -       (178)
(Increase) decrease in accrued interest receivable                                                    307     (2,228)
Increase in other assets                                                                           (1,277)    (7,033)
Increase in accrued expenses and other liabilities                                                    601        796
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                52,634    (36,611)
----------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Loans originated or purchased for investment                                                      (79,528)   (70,140)
Purchases of:
 Mortgage-backed securities available for sale                                                   (139,816)  (268,590)
 Investment securities available for sale                                                         (44,630)   (21,742)
 Stock in Federal Home Loan Bank of Chicago                                                             -     (5,322)
 Premises and equipment                                                                              (524)    (1,050)
Proceeds from sale of:
 Mortgage-backed securities available for sale                                                     74,308     51,046
 Investment securities available for sale                                                               -        234
 Loans held for investment                                                                          6,155      1,234
Proceeds from maturities of investment securities available for sale                               18,400     30,441
Net decrease in real estate joint ventures                                                          2,325        267
Principal collected on loans                                                                       92,583     89,103
Principal collected on mortgage-backed securities available for sale                               44,215     17,420
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                             (26,512)  (177,099)
----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                                               (30,642)    22,050
Proceeds from borrowed funds                                                                            -    209,000
Repayment of borrowed funds                                                                        (3,000)   (25,000)
Repayment of collateralized mortgage obligations                                                        -       (301)
Net decrease in advance payments by borrowers for taxes and insurance                              (1,880)    (1,925)
Purchase of treasury stock                                                                         (6,796)         -
Cash dividends paid                                                                                (1,605)    (1,426)
Decrease in ESOP loan                                                                                   -         80
Proceeds from exercise of stock options                                                                 5        493
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                               (43,918)   202,971
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                         (17,796)   (10,739)
Cash and cash equivalents at beginning of period                                                   80,997     58,513
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $    63,201     47,774
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                                                      $    19,762     19,096
Income taxes                                                                                        1,000      2,232

Supplemental Disclosures of Noncash Activities:
Loans exchanged for mortgage-backed securities                                                $       473      1,507
Additions to real estate acquired in settlement of loans                                      $        52        497
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

ALLIANCE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

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

     The unaudited consolidated financial statements include the accounts of Alliance Bancorp (the "Company") and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

(2)  Comprehensive Income

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted this statement effective January 1, 1998. The following table sets forth the required disclosures of the reclassification amounts as presented in the statements of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated:

                                                                            Before           Tax             Net
                                                                             Tax          (Expense)         of Tax
(In thousands)                                                              Amount        or Benefit        Amount
-----------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1998
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
   the period                                                         $        (3,347)          1,189          (2,158)
Less: reclassification adjustment for gain (loss) included in
   net income                                                                     504            (201)            303
-----------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                              $        (2,843)            988          (1,855)
-----------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31, 1999
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
   the period                                                         $        (1,755)            614          (1,141)
Less: reclassification adjustment for gain (loss) included in
   net income                                                                      (5)              2              (3)
-----------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                              $        (1,760)            616          (1,144)
-----------------------------------------------------------------------------------------------------------------------

ALLIANCE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

(3)    Earnings per Share

  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   ------------------------
(In thousands, except share data)                                                       1999        1998
-----------------------------------------------------------------------------------------------------------
Numerator:
  Net income                                                                       $      4,601       4,837
Denominator:
  Basic earnings per share-weighted average shares                                   11,394,593  11,288,824
  Effect of dilutive securities-stock options                                           488,674     634,871
  Diluted earnings per share-adjusted weighted average shares                        11,883,267  11,923,695
Basic earnings per share                                                           $       0.40        0.43
Diluted earnings per share                                                         $       0.39        0.41

(4)  Commitments and Contingencies

  At March 31, 1999, the Company had outstanding commitments to originate or purchase loans of $135.7 million. Unused equity lines of credit available to customers were $103.7 million at March 31, 1999.

(5)  Operating Segments

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

  Operating segment information is as follows:

                                                                  Mortgage              Inter-segment       Consolidated
(In thousands)                                          Banking   Brokerage   Other      Eliminations           Total
---------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1999
Interest income                                      $    32,227      1,072      215             (1,017)             32,497
Interest expense                                          19,771        897      103             (1,017)             19,754
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                       12,456        175      112                  -              12,743
Provision for loan losses                                     50          -        -                  -                  50
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                              12,406        175      112                  -              12,693
Other fees and commissions                                 1,288      4,436      568               (860)              5,432
Other noninterest income                                     527          -      791                (50)              1,268
Noninterest expense                                        9,263      3,901      622               (910)             12,876
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 4,958        710      849                  -               6,517
Income tax expense                                         1,301        277      338                  -               1,916
---------------------------------------------------------------------------------------------------------------------------
Net income                                           $     3,657        433      511                  -               4,601
---------------------------------------------------------------------------------------------------------------------------
Assets                                               $ 1,922,003     61,800   44,030            (85,197)          1,942,636
---------------------------------------------------------------------------------------------------------------------------
Investment in equity method investees                $     8,829          -  160,795                  -                   -
===========================================================================================================================

ALLIANCE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                  Mortgage              Inter-segment       Consolidated
(In thousands)                                          Banking   Brokerage   Other      Eliminations           Total
---------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1998
Interest income                                      $    32,486        738      394            (946)             32,672
Interest expense                                          19,841        722      129            (939)             19,753
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                       12,645         16      265              (7)             12,919
Provision for loan losses                                    106          -        -               -                 106
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                              12,539         16      265              (7)             12,813
Other fees and commissions                                 1,218      3,217      515            (148)              4,802
Other noninterest income                                     616          -      844             (86)              1,374
Noninterest expense                                        7,636      2,943      757            (241)             11,095
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 6,737        290      867               -               7,894
Income tax expense                                         2,603        113      341               -               3,057
---------------------------------------------------------------------------------------------------------------------------
Net income                                           $     4,134        177      526               -               4,837
---------------------------------------------------------------------------------------------------------------------------
Assets                                               $ 1,903,769     84,509   42,410        (100,659)          1,930,029
---------------------------------------------------------------------------------------------------------------------------
Investment in equity method investees                $     9,961          -  156,181               -                   -
===========================================================================================================================

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

FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services, including Year 2000 issues.

LIQUIDITY/CAPITAL RESOURCES

  The Company's primary sources of funds are deposits, borrowings, principal and interest payments on loans and mortgage-backed securities and the sale of loans, mortgage-backed and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by interest rate cycles and economic conditions.

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 13.63% for the quarter ended March 31, 1999.

  The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1999, cash and cash equivalents totaled $63.2 million.

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

  The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, provided $52.6 million for the three months ended March 31, 1999. Net cash related to investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed and investment securities available for sale, offset by sales of mortgage-backed securities available for sale, maturities of investment securities available for sale, principal collections on loans and mortgage-backed securities, utilized $26.5 million for the three months ended March 31, 1999. Net cash utilized by financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds, the payment of dividends and the purchase of treasury stock, totaled $43.9 million for the three months ended March 31, 1999.

  In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company may engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through the Federal National Mortgage Association ("FNMA") are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At March 31, 1999 the Company had no forward commitments to sell FNMA mortgage-backed securities.

  The Bank's tangible capital ratio at March 31, 1999 was 7.53%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $115.8 million. The Bank's leverage capital ratio at March 31, 1999 was 7.53%. This exceeded the leverage capital requirement of 3.0% of adjusted assets by $87.0 million. The Bank's risk-based capital ratio was 14.05% at March 31, 1999. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $64.6 million.

CHANGES IN FINANCIAL CONDITION

  The Company had total assets of $1.9 billion at March 31, 1999, a decrease of $39.9 million, or 2.0%, from December 31, 1998. Mortgage-backed and investment securities increased $106.1 million offset by a decrease in cash and cash equivalents and due from broker of $78.2 million. Loans decreased $66.8 million. Loans held for sale were $110.6 million at December 31, 1998 compared to $54.4 million at March 31, 1999, a decrease of $56.2 million.

  Loans totaled $1.3 billion at March 31, 1999, a decrease of $66.8 million. Loan originations were $283.7 million for the three months ended March 31, 1999, offset by loan sales of $258.1 million and principal repayments of $92.6 million.

  Deposits totaled $1.3 billion at March 31, 1999, a decrease of $30.6 million. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas.

  Stockholders' equity totaled $181.1 million at March 31, 1999, a decrease of $4.9 million. On February 2, 1999, the Company announced a stock repurchase plan under which the Company is authorized to repurchase up to 1,146,000 shares of its outstanding common stock. At March 31, 1999, 343,061 shares had been repurchased for a total cost of $6.8 million, which is reflected as a reduction in stockholders' equity. At March 31, 1999, the number of common shares outstanding was 11,121,820 and the book value per common share outstanding was $16.28 per share. On March 19, 1999, the Company declared a $0.14 per share cash dividend payable April 20, 1999 to shareholders of record on March 31, 1999.

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

 Additional information about the Company's Year 2000 status at March 31, 1999 was as follows:

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

ASSET QUALITY
Non-performing Assets

  The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at March 31, 1999 nor during the quarter ended March 31, 1999, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.

                                                                   Quarter Ended
                                         ----------------------------------------------------------------
                                           March 31,     December 31,  September 30,  June 30,  March 31,
(Dollars in thousands)                        1999           1998          1998         1998      1998
----------------------------------------------------------------------------------------------------------
Non-accrual mortgage loans
 90 days or more past due                $      4,513            3,117          3,363     2,231      3,120
Non-accrual commercial loans
 90 days or more past due                           -                -              -         3         79
Non-accrual consumer loans
 90 days or more past due                         157              165             61       110        104
                                         -----------------------------------------------------------------
Total non-performing loans                      4,670            3,282          3,424     2,344      3,303
Total foreclosed real estate                      148              514            212       261        792
                                         -----------------------------------------------------------------
Total non-performing assets              $      4,818            3,796          3,636     2,605      4,095
                                         -----------------------------------------------------------------
Total non-performing loans
 to total loans                                  0.37%            0.25           0.24      0.18       0.26
Total non-performing assets
 to total assets                                 0.25%            0.19           0.17      0.13       0.21

CLASSIFICATION OF ASSETS

  The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

  As of March 31, 1999 the Company had total classified assets of $723,000, of which $586,000 were classified "substandard" and $137,000 were classified as "doubtful." The assets so classified consisted of auto loans, single family residential loans and foreclosed single family residential loans (real estate owned).

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

INTEREST RATE SENSITIVITY GAP ANALYSIS

                                                                             At March 31, 1999
                                                      --------------------------------------------------------------
                                                                       More Than    More Than
                                                         1 Year         1 Year       3 Years    More Than
(Dollars in thousands)                                   Or Less      To 3 Years   To 5 Years    5 Years     Total
--------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                                    $  345,221         192,138      149,973     390,045  1,077,377
Equity lines of credit (1)                                91,393               -            -           -     91,393
Consumer loans and leases (1)                              9,341          21,352       59,985       8,840     99,518
Mortgage-backed securities (2)                           188,624          84,301       50,000      91,237    414,162
Interest-bearing deposits                                 32,531               -            -           -     32,531
Investment securities (2)                                100,619           9,982            -       1,250    111,851
--------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                           767,729         307,773      259,958     491,372  1,826,832

Interest-Bearing Liabilities:
Savings accounts                                          35,446          53,840       35,099      84,123    208,508
NOW interest-bearing accounts                             22,276          20,390        5,457      12,082     60,205
Money market accounts                                     66,016           9,193        4,377       3,978     83,564
Certificate accounts                                     726,685         110,795       14,865           -    852,345
Borrowed funds                                           123,300         125,650      112,500     100,000    461,450
--------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                      973,723         319,868      172,298     200,183  1,666,072
--------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                              $ (205,994)        (12,095)      87,660     291,189    160,760
--------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap                   $ (205,994)       (218,089)    (130,429)    160,760
--------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
 percentage of total assets                               (10.60)%        (11.22)       (6.71)       8.27
Cumulative net interest-earning assets as a
 percentage of interest-bearing liabilities                78.84 %         83.14        91.10      109.65
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

  There have been no material changes in market risk since December 31, 1998, as reported in the Company's Form 10-K for the year ended December 31, 1998.

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

                                                                         Three Months Ended March 31,
                                             -----------------------------------------------------------------------
                                                             1999                                  1998
                                             -----------------------------------------------------------------------
                                                                        Average                             Average
                                                Average                  Yield/       Average                Yield/
(Dollars in thousands)                          Balance     Interest      Cost        Balance     Interest    Cost
-------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net                          $  1,107,156  $   20,348     7.35%     $  1,090,237  $ 20,824    7.64%
Equity lines of credit                             95,117       1,695     7.23            93,431     1,839    7.98
Consumer loans and leases                          88,916       1,832     8.33            42,600       854    8.04
Mortgage-backed securities                        341,732       5,402     6.32           300,816     5,177    6.88
Interest-bearing deposits                         151,345       1,731     4.57           103,640     1,445    5.58
Investment securities                              85,960       1,489     6.95           146,794     2,533    6.91
------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                   1,870,226      32,497     6.96         1,777,518    32,672    7.36
Noninterest-earning assets                         92,073                                 77,955
------------------------------------------------------------------------------------------------------------------
Total assets                                 $  1,962,299                           $  1,855,473
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                             $  1,067,734  $   12,822     4.87%     $  1,091,056  $ 14,079    5.23%
NOW interest-bearing accounts                      58,359         150     1.04            67,090       168    1.02
Money market accounts                              84,366         667     3.21           116,149       924    3.23
------------------------------------------------------------------------------------------------------------------
Total deposits                                  1,210,459      13,639     4.57         1,274,295    15,171    4.83
Funds borrowed:
Borrowed funds                                    462,127       6,115     5.29           315,701     4,559    5.78
Collateralized mortgage obligations                     -           -        -               768        23   11.98
------------------------------------------------------------------------------------------------------------------
Total funds borrowed                              462,127       6,115     5.29           316,469     4,582    5.79
------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities              1,672,586      19,754     4.77         1,590,764    19,753    5.02
Noninterest-bearing liabilities                   103,761                                 88,263
------------------------------------------------------------------------------------------------------------------
Total liabilities                               1,776,347                              1,679,027
Stockholders' equity                              185,952                                176,446
------------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                      $  1,962,299                           $  1,855,473
------------------------------------------------------------------------------------------------------------------
Net interest income/
   interest rate spread                                    $   12,743     2.19%                   $ 12,919    2.34%
------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
   net interest margin                       $    197,640                 2.73%     $    186,754              2.91%
------------------------------------------------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities                      1.12 X                                 1.12 X
--------------------------------------------------------------------------------------------------------------------

                                                       At March 31,
                                                -------------------------
                                                          1999
                                                -------------------------
                                                                 Yield/
(Dollars in thousands)                              Balance       Cost
-------------------------------------------------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net                             $  1,075,252       7.44%
Equity lines of credit                                91,673       7.41
Consumer loans and leases                             99,688       8.22
Mortgage-backed securities                           412,799       6.51
Interest-bearing deposits                             32,531       4.94
Investment securities                                111,684       6.85
-------------------------------------------------------------------------
Total interest-earning assets                      1,823,627       7.19
Noninterest-earning assets                           119,009
-------------------------------------------------------------------------
Total assets                                    $  1,942,636
-------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                                $  1,060,853       4.91%
NOW interest-bearing accounts                         60,205       0.96
Money market accounts                                 83,564       3.30
-------------------------------------------------------------------------
Total deposits                                     1,204,622       4.60
Funds borrowed:
Borrowed funds                                       461,450       5.28
Collateralized mortgage obligations                        -          -
-------------------------------------------------------------------------
Total funds borrowed                                 461,450       5.28
-------------------------------------------------------------------------
Total interest-bearing liabilities                 1,666,072       4.79
Noninterest-bearing liabilities                       95,512
-------------------------------------------------------------------------
Total liabilities                                  1,761,584
Stockholders' equity                                 181,052
-------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                         $  1,942,636
-------------------------------------------------------------------------
Net interest income/
   interest rate spread                                            2.40%
-------------------------------------------------------------------------
Net interest-earning assets/
   net interest margin
-------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities
-------------------------------------------------------------------------

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

                                                                         Three Months Ended March 31, 1999
                                                                                    Compared To
                                                                         Three Months Ended March 31, 1998
                                                               ---------------------------------------------------
                                                                                Increase (Decrease)
                                                                               In Net Interest Income
                                                                                       Due To
                                                               ---------------------------------------------------

(In thousands)                                                      Volume              Rate               Net
------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net                                            $         320               (796)              (476)
Equity lines of credit                                                    34               (178)              (144)
Consumer loans and leases                                                946                 32                978
Mortgage-backed securities                                               668               (443)               225
Interest-bearing deposits                                                581               (295)               286
Investment securities                                                 (1,059)                15             (1,044)
------------------------------------------------------------------------------------------------------------------
 Total                                                                 1,490             (1,665)              (175)
------------------------------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                                                (739)              (793)            (1,532)
Funds borrowed                                                         1,957               (424)             1,533
------------------------------------------------------------------------------------------------------------------
 Total                                                                 1,218             (1,217)                 1
------------------------------------------------------------------------------------------------------------------
Net change in net interest income                              $         272               (448)              (176)
------------------------------------------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 1999 AND MARCH 31, 1998

GENERAL

  Net income totaled $4,601,000, or $0.39 per diluted share for the three months ended March 31, 1999, as compared to $4,837,000, or $0.41 per diluted share reported for the quarter ended March 31, 1998. Net interest income for the three months ended March 31, 1999 was $12.7 million, a decrease of $176,000, or 1.4%, from the March 31, 1998 quarter of $12.9 million.

INTEREST INCOME

  Interest income for the quarter ended March 31, 1999 totaled $32.5 million, a decrease of $175,000, or 0.5%, from the prior year's quarter. Interest income on mortgage loans, the largest component of interest-earning assets, decreased $476,000, or 2.3%, to $20.3 million from the March 1998 quarter. The average balance of the mortgage portfolio increased $16.9 million. The annualized average yield on the mortgage loan portfolio decreased to 7.35% for the three months ended March 31, 1999 from 7.64% for the 1998 period. The Bank's mortgage loan portfolio is being affected by the current market conditions for refinancing single family residences, whereby higher yielding loans are repaid and replaced by lower yielding loans. Interest income on equity lines of credit decreased $144,000, or 7.8%, to $1.7 million from the prior year's quarter. The Bank's home equity line of credit product is priced based on the prime rate, which was 7.75% for the current quarter as compared to 8.50% for the comparable quarter a year ago. The average balance of equity lines of credit increased $1.7 million, to $95.1 million from $93.4 million from the March 1998 quarter. Interest income on consumer loans and leases increased $978,000 to $1.8 million for the three months ended March 31, 1999. The average balance of the consumer loans and leases increased $46.3 million, or 108.7% from the 1998 period, primarily as a result of the indirect auto portfolio, which began operations in 1998. Interest income on mortgage-backed securities for the three months ended March 31, 1999 increased $225,000 to $5.4 million and the average balance of the mortgage-backed securities portfolio increased $40.9 million from the March 1998 period. The annualized average yield on the mortgage-backed securities portfolio decreased to 6.32% for the three months ended March 31, 1999 from 6.88% for the 1998 period, primarily as a result of the overall reduction in market rates. Interest income on investment securities for the three months ended March 31, 1999 decreased $1.0 million to $1.5 million and the average balance of the investment securities portfolio decreased $60.8 million from the March 1998 period. Purchases of mortgage-backed and investment securities for the three months ended March 31, 1999 totaled $184 million offset by sales and maturities of $92.7 million. The average balance of interest-bearing cash increased $47.7 million, to $151.3 million primarily as a result of repositioning the investment portfolios to accommodate the cash flow and liquidity needs of the Bank.

INTEREST EXPENSE

  Interest expense on deposit accounts decreased $1.5 million, or 10.1%, to $13.6 million, for the quarter ended March 31, 1999 compared to the prior year's quarter. The decrease is related to both a decrease in the average deposit base and the annualized average cost of deposits. The average deposit base decreased $63.8 million to $1.2 billion during the 1999 period. The annualized average cost of deposits for the three months ended March 31, 1999 was 4.57%, a decrease from the annualized average cost of 4.83% for the March 1998 period. For the quarter ended March 31, 1999, the Company recorded interest expense on borrowed funds of $6.1 million on an average balance of $462.1 million at an annualized cost of 5.29% related to FHLB borrowings.

NET INTEREST INCOME

  Net interest income for the three months ended March 31, 1999 decreased $176,000 or 1.4%, to $12.7 million from the 1998 period. The annualized average yield on interest-earning assets decreased from 7.36% to 6.96% when comparing the 1998 and 1999 quarters. The annualized average cost of interest-bearing liabilities decreased from 5.02% to 4.77%. This resulted in an annualized average net interest rate spread of 2.19% for the three-month period ended March 31, 1999 compared to 2.34% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the quarter ended March 31, 1999 compared to the 1998 quarter.

PROVISION FOR LOAN LOSSES

  Based on management's evaluation of the loan portfolio, a provision of $50,000 for loan losses was recorded during the quarter ended March 31, 1999. The allowance for loan losses represents 0.50% of total loans receivable at March 31, 1999. The amount of non-performing loans at March 31, 1999, was $4.7 million, or 0.37% of total loans, compared to $3.3 million or 0.26% of total loans at March 31, 1998.

NONINTEREST INCOME

  Total noninterest income for the three months ended March 31, 1999 was $6.7 million, an increase of $524,000 from the 1998 period. The quarter ended March 31, 1999 included gains on sales of loans of $382,000 compared to $39,000 recorded in the year ago quarter. The prior year's period included a gain of $504,000 on the sales of mortgage-backed and investment securities compared to a loss of $5,000 in the current year's quarter. Other fees and commissions increased $537,000, primarily due to loan origination fees contributed by Preferred. Other income for the quarter ended March 31, 1999, includes a gain on the sale of Liberty Financial Services Inc.'s insurance book of business of $250,000.

NONINTEREST EXPENSE

  Noninterest expense for the quarter ended March 31, 1999 totaled $12.9 million, an increase of $1.8 million, or 16.1% from the prior year's quarter. Compensation and benefits increased $1.2 million, of which $900,000 is related to the origination, sale and delivery of loans by Preferred. The remaining increase of $300,000 is primarily attributable to additional severance cost for employee terminations related to the Southwest Bancshares merger.

Occupancy expense increased $268,000 over the prior year's quarter primarily due to depreciation expense on additional data processing and communication equipment. Other operating expense increased $430,000, primarily due to costs related to technology improvements and increases in other outside vendor service costs.

INCOME TAX PROVISION

  The provision for income taxes for the three months ended March 31, 1999 was $1.9 million. The effective tax rate for the quarter was 29.4% compared to 38.7% for the 1998 quarter. The lower effective tax rate for the current quarter was due to a reduction in the provision of $600,000 as a result of the completion of a review of the Company's tax liability.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        Not Applicable.

Item 2.  Changes in Securities

        Not Applicable.

Item 3.  Defaults Upon Senior Securities

        Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibit No. 11  Statement re: Computation of Per Share Earnings

                                                                                  Three Months Ended March 31,
                                                                                   1999                 1998
                                                                          ------------------------------------------
Net income                                                                $           4,601,000            4,837,000
                                                                          ------------------------------------------

Basic earnings per share-weighted average shares                                     11,394,593           11,288,824

Effect of dilutive securities-stock options                                             488,674              634,871
                                                                          ------------------------------------------

Diluted earnings per share-adjusted weighted average shares                          11,883,267           11,923,695
                                                                          ------------------------------------------

Basic earnings per share                                                  $                0.40                 0.43
                                                                          ------------------------------------------

Diluted earnings per share                                                $                0.39                 0.41
                                                                          ------------------------------------------

          (b)      Reports on Form 8-K.

          none.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Alliance Bancorp




Dated:   May 5, 1999                         /s/  Kenne P. Bristol
         ------------------------                 ------------------------------

                                                  Kenne P. Bristol
                                                  President and
                                                  Chief Executive Officer

Dated:   May 5, 1999                         /s/  Richard A. Hojnicki
         ------------------------                 ------------------------------

                                                  Richard A. Hojnicki
                                                  Executive Vice President and
                                                  Chief Financial Officer