Form 10-Q
period 1999-06-30
ALLIANCE BANCORP
filed 1999-08-11
CIK 885638

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ____________ to__________

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

       Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO______

       Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

       Common Stock, $0.01 par value -11,021,628 shares outstanding as of August 7, 1999.

                        Alliance Bancorp and Subsidiaries
                                    Form 10-Q

                                      Index

PART I.     FINANCIAL INFORMATION                                           Page

Item 1.     Financial Statements (unaudited)

            Consolidated Statements of Financial Condition
            as of June 30, 1999 and December 31, 1998                          1

            Consolidated Statements of Income for the Three
            and Six Months Ended June 30, 1999 and 1998                        2

            Consolidated Statements of Changes in Stockholders' Equity
            for the Six Months Ended June 30, 1999 and 1998                    3

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998                            4

            Notes to Consolidated Financial Statements                         5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
            See "Management's Discussion and Analysis of Financial Condition
            and Results of Operations," "Asset/Liability Management"          14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 20

Item 2.     Changes in Securities and Use of Proceeds                         20

Item 3.     Defaults upon Senior Securities                                   20

Item 4.     Submission of Matters to a Vote of Security Holders               20

Item 5.     Other Information                                                 21

Item 6.     Exhibits and Reports on Form 8-K                                  22

            Signature Page                                                    23

Alliance Bancorp and Subsidiaries
Consolidated Statements of Financial Condition



                                                                                          June 30,    December 31,
(In thousands, except share data)                                                           1999          1998
--------------------------------------------------------------------------------------------------------------------
                                                                                                 (unaudited)
Assets
Cash and due from banks                                                             $        9,273         17,195
Interest-bearing deposits                                                                    1,262         63,802
Investment securities available for sale, at fair value                                     84,579         61,516
Mortgage-backed securities available for sale, at fair value                               468,869        332,347
Loans, net of allowance for losses of $6,307 at
   June 30, 1999 and $6,350 at December 31, 1998                                         1,275,550      1,333,401
Accrued interest receivable                                                                 11,026         10,759
Real estate                                                                                 21,618         20,185
Premises and equipment, net                                                                 12,684         12,590
Stock in Federal Home Loan Bank of Chicago, at cost                                         25,572         24,523
Due from broker                                                                                  -         71,336
Other assets                                                                                42,160         34,842
--------------------------------------------------------------------------------------------------------------------
                                                                                    $    1,952,593      1,982,496
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                                         $    1,231,273      1,298,044
   Borrowed funds                                                                          516,977        464,450
   Advances by borrowers for taxes and insurance                                            12,418         12,935
   Accrued expenses and other liabilities                                                   18,404         21,130
--------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                 1,779,072      1,796,559
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
   Preferred stock, $.01 par value; authorized 1,500,000 shares; none outstanding                -              -
   Common stock, $.01 par value; authorized 21,000,000 shares;
     11,659,211 shares issued and 11,020,628 outstanding at June 30, 1999
     11,617,903 shares issued and 11,463,881 outstanding at December 31, 1998                  117            116
   Additional paid-in capital                                                              107,602        107,130
   Retained earnings, substantially restricted                                              86,227         80,219
   Treasury stock, at cost; 638,583 shares at June 30, 1999 and
     154,022 at December 31, 1998                                                          (11,202)        (1,511)
   Accumulated other comprehensive loss                                                     (9,223)           (17)
--------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                          173,521        185,937
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------
                                                                                    $    1,952,593      1,982,496
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.


Alliance Bancorp and Subsidiaries
Consolidated Statements of Income
                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
(In thousands, except per share amounts)                       1999         1998             1999         1998
--------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Interest Income:
   Loans                                                 $     23,437       23,776           47,312       47,293
   Mortgage-backed securities                                   7,182        7,391           12,584       12,568
   Investment securities                                        1,842        2,621            3,331        5,154
   Interest-bearing deposits                                      441          566            2,172        2,011
--------------------------------------------------------------------------------------------------------------------
     Total interest income                                     32,902       34,354           65,399       67,026
--------------------------------------------------------------------------------------------------------------------

Interest Expense:
   Deposits                                                    13,043       15,168           26,682       30,339
   Borrowed funds                                               6,618        6,131           12,733       10,690
   Collateralized mortgage obligations                              -           15                -           38
--------------------------------------------------------------------------------------------------------------------
     Total interest expense                                    19,661       21,314           39,415       41,067
--------------------------------------------------------------------------------------------------------------------
     Net interest income                                       13,241       13,040           25,984       25,959
     Provision for loan losses                                     50           56              100          162
--------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan              13,191       12,984           25,884       25,797
     losses
--------------------------------------------------------------------------------------------------------------------

Noninterest Income:
   Gain on sales of loans                                          87          113              469          152
   Gain (loss) on sales of mortgage-backed securities
      available for sale                                          (17)           -              (22)         326
   Gain on sales of investment securities available
      for sale                                                      -            -                -          178
   Income from real estate operations                           1,217          206            1,728          901
   Servicing fee income                                            83           78              231          152
   ATM fee income                                                 547          507            1,027          968
   Other fees and commissions                                   4,710        3,793            9,514        8,060
   Other                                                           56          153              436          289
--------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                   6,683        4,850           13,383       11,026
--------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
   Compensation and benefits                                    6,962        8,420           14,369       14,647
   Occupancy expense                                            1,842        1,556            3,616        3,062
   Federal deposit insurance premiums                             192          203              393          404
   Advertising expense                                            332          299              542          479
   ATM expense                                                    340          443              680          836
   Computer services                                              327          594              664        1,005
   Other                                                        2,780        3,196            5,387        5,373
--------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                 12,775       14,711           25,651       25,806
--------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                 7,099        3,123           13,616       11,017
   Income tax expense                                           2,592        1,382            4,508        4,439
--------------------------------------------------------------------------------------------------------------------
     Net income                                          $      4,507        1,741            9,108        6,578
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
   Basic earnings per share                              $       0.41         0.15             0.81         0.58
   Diluted earnings per share                            $       0.39         0.14             0.78         0.55
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.



Alliance Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
                                                                                                        Common    Accumulated
                                                                  Additional                             Stock          Other
                                          Comprehensive   Common     Paid-in   Retained    Treasury  Purchased  Comprehensive
(In thousands, except per share amounts)         Income    Stock     Capital   Earnings       Stock    By ESOP  Income (Loss)  Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)
Six Months Ended June 30, 1998
Balance at December 31, 1997                $               114     104,178     70,851      (1,527)      (320)    1,630      174,926
Net income                                       6,578        -          -       6,578           -          -         -        6,578
Other comprehensive income, net of tax
 Change in unrealized gain (loss) on
 securities available for sale, net of            (962)       -          -           -           -          -      (962)       (962)
  reclassification adjustment
                                              ------------
Total comprehensive income                       5,616
Cash dividends declared, $0.25 per share                      -          -      (2,867)          -          -         -      (2,867)
Treasury stock distributed under employee
  benefit plan                                                -        (17)           -         16          -         -          (1)
Issuance of stock (71,866 shares)                             1       1,499           -          -          -         -        1,500
Proceeds from exercise of stock options                       1         495           -          -          -         -          496
Tax benefit from stock related compensation                   -         645           -          -          -         -          645
Principal payment on ESOP loan                                -          -            -          -        320         -          320
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                    $               116     106,800      74,562      (1,511)        -       668      180,635
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1999
Balance at December 31, 1998                $               116     107,130      80,219      (1,511)        -       (17)     185,937
Net income                                       9,108        -          -        9,108           -         -         -        9,108
Other  comprehensive income, net of tax
 Change in unrealized gain (loss) on
 securities available for sale, net of          (9,206)       -          -           -           -          -    (9,206)     (9,206)
  reclassification adjustment
                                              ----------
Total comprehensive loss                           (98)
Cash dividends declared, $0.28 per share                      -          -      (3,100)          -          -         -      (3,100)
Purchase of treasury stock                                    -          -           -      (9,691)         -         -      (9,691)
Proceeds from exercise of stock options                       1        278           -           -          -         -          279
Tax benefit from stock related                                -        194           -           -          -         -          194
compensation
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                    $               117    107,602      86,227     (11,202)         -    (9,223)     173,521
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.


Alliance Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                             Six Months Ended
                                                                                                 June 30,
(In thousands)                                                                              1999          1998
--------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
Cash Flows From Operating Activities:
Net income                                                                         $         9,108         6,578
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization                                                                1,274           898
Provision for loan losses                                                                      100           162
Amortization of premiums, discounts, and deferred loan fees                                    808           620
Originations of loans held for sale                                                       (349,470)     (393,663)
Sale of loans originated for resale                                                        438,411       306,608
Gain on sales of loans                                                                        (469)         (152)
(Gain) loss on sales of mortgage-backed securities available for sale                           22          (326)
Gain on sales of investment securities available for sale                                        -          (178)
Increase  in accrued interest receivable                                                      (267)       (2,623)
Increase in other assets                                                                    (2,215)      (11,323)
Increase (decrease) in accrued expenses and other liabilities                               (2,470)       10,928
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                         94,832       (82,471)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Loans originated or purchased for investment                                              (223,796)     (196,372)
Purchases of:
   Mortgage-backed securities available for sale                                          (237,351)     (359,763)
   Investment securities available for sale                                                (64,655)      (66,479)
   Stock in Federal Home Loan Bank of Chicago                                               (2,500)      (10,173)
   Premises and equipment                                                                   (1,368)       (1,749)
Proceeds from sale of:
   Mortgage-backed securities available for sale                                            84,665        51,046
   Investment securities available for sale                                                      -           234
   Stock in Federal Home Loan Bank of Chicago                                                1,451           370
   Loans held for investment                                                                14,594         3,286
Proceeds from maturities of investment securities available for sale                        39,425        75,487
Net (increase) decrease in real estate joint ventures                                       (1,786)          350
Principal collected on loans                                                               178,170       188,210
Principal collected on mortgage-backed securities available for sale                        75,192        44,214
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (137,959)     (271,339)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                                        (66,771)       12,635
Proceeds from borrowed funds                                                                59,327       395,287
Repayment of borrowed funds                                                                 (6,800)      (78,500)
Repayment of collateralized mortgage obligations                                                 -          (535)
Net increase (decrease) in advance payments by borrowers for taxes and insurance              (517)          140
Purchase of treasury stock                                                                  (9,691)            -
Proceeds from sale of treasury stock                                                             -         1,500
Cash dividends paid                                                                         (3,162)       (2,867)
Decrease in ESOP loan                                                                            -           320
Proceeds from exercise of stock options                                                        279           496
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                        (27,335)      328,476
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                  (70,462)      (25,334)
Cash and cash equivalents at beginning of period                                            80,997        58,513
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $       10,535        33,179
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
   Interest                                                                         $       39,270        40,225
   Income taxes                                                                              6,485         7,343

Supplemental Disclosures of Noncash Activities:
Loans exchanged for mortgage-backed securities                                      $          473        11,527
Additions to real estate acquired in settlement of loans                            $          208           740
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.
                                       4

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Six Months Ended June 30, 1999 and 1998

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

(2)  Comprehensive Income

    The following table sets forth the required disclosures of the reclassification amounts as presented in the statements of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated:

                                                                             Before          Tax           Net
                                                                               Tax        (Expense)       of Tax
(In thousands)                                                               Amount       or Benefit      Amount
-------------------------------------------------------------------- ---- -------------- ------------- -------------
Six Months Ended June 30, 1998
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
      the period                                                       $      (1,961)          696        (1,265)
Less: reclassification adjustment for gain (loss) included in
      net income                                                                 504          (201)          303
-------------------------------------------------------------------- ---- -------------- ------------- -------------
Net unrealized gain (loss) on securities                               $      (1,457)          495          (962)
-------------------------------------------------------------------- ---- -------------- ------------- -------------

Six Months Ended June 30, 1999
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
      the period                                                       $     (14,141)        4,949        (9,192)
Less: reclassification adjustment for gain (loss) included in
      net income                                                                 (22)            8           (14)
-------------------------------------------------------------------- ---- -------------- ------------- -------------
Net unrealized gain (loss) on securities                               $     (14,163)        4,957        (9,206)
-------------------------------------------------------------------- ---- -------------- ------------- -------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Six Months Ended June 30, 1999 and 1998

(3)  Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                            ---------------------------- ---------------------------
(In thousands, except share data)                               1999          1998           1999          1998
------------------------------------------------------ ---- ------------- -------------- ------------- -------------
Numerator:
  Net income                                             $         4,507          1,741         9,108         6,578
Denominator:
  Basic earnings per share-weighted average shares            11,042,591     11,364,946    11,217,619    11,327,323
  Effect of dilutive securities-stock options                    550,956        644,909       521,192       641,812
  Diluted   earnings  per   share-adjusted   weighted
    average shares                                            11,593,547     12,009,855    11,738,811    11,969,135
Basic earnings per share                                 $          0.41           0.15          0.81          0.58
Diluted earnings per share                               $          0.39           0.14          0.78          0.55



(4)  Commitments and Contingencies

    At June 30, 1999, the Company had outstanding commitments to originate or purchase loans of $115.9 million. Unused equity lines of credit available to customers were $102.6 million at June 30, 1999.

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


     Operating segment information is as follows:
                                                                Mortgage               Inter-segment Consolidated
(In thousands)                                     Banking     Brokerage        Other  Eliminations         Total
--------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1999
Interest income                            $        32,951           486          121         (656)        32,902
Interest expense                                    19,671           537          109         (656)        19,661
--------------------------------------------------------------------------------------------------------------------
Net interest income (expense)                       13,280          (51)           12            -         13,241
Provision for loan losses                               50             -            -            -             50
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
   loan losses                                      13,230          (51)           12            -         13,191
Other fees and commissions                           1,358         3,696          681         (395)         5,340
Other noninterest income                               118             -        1,275          (50)         1,343
Noninterest expense                                  8,726         3,779          715         (445)        12,775
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    5,980         (134)        1,253            -          7,099
Income tax expense (benefit)                         2,148          (53)          497            -          2,592
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                          $         3,832          (81)          756            -          4,507
--------------------------------------------------------------------------------------------------------------------
Assets                                     $     1,926,441        58,641       37,485      (69,974)     1,952,593
--------------------------------------------------------------------------------------------------------------------
Investment in equity method investees      $         9,086             -      164,431            -              -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Six Months Ended June 30, 1999 and 1998

                                                                Mortgage               Inter-segment Consolidated
(In thousands)                                     Banking     Brokerage        Other  Eliminations         Total
--------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1999
Interest income                            $        65,178         1,558          336       (1,673)        65,399
Interest expense                                    39,442         1,434          212       (1,673)        39,415
--------------------------------------------------------------------------------------------------------------------
Net interest income                                 25,736           124          124             -        25,984
Provision for loan losses                              100             -            -             -           100
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
   loan losses                                      25,636           124          124             -        25,884
Other fees and commissions                           2,646         8,132        1,249       (1,255)        10,772
Other noninterest income                               645             -        2,066         (100)         2,611
Noninterest expense                                 17,989         7,680        1,337       (1,355)        25,651
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                          10,938           576        2,102             -        13,616
Income tax expense                                   3,449           224          835             -         4,508
--------------------------------------------------------------------------------------------------------------------
Net income                                 $         7,489           352        1,267             -         9,108
--------------------------------------------------------------------------------------------------------------------
Assets                                     $     1,926,441        58,641       37,485      (69,974)     1,952,593
--------------------------------------------------------------------------------------------------------------------
Investment in equity method investees      $         9,086             -      164,431             -             -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Three Months Ended June 30, 1998
Interest income                            $        34,177         1,490          344       (1,657)        34,354
Interest expense                                    21,366         1,476          124       (1,652)        21,314
--------------------------------------------------------------------------------------------------------------------
Net interest income                                 12,811            14          220           (5)        13,040
Provision for loan losses                               56             -            -            -             56
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
   loan losses                                      12,755            14          220           (5)        12,984
Other fees and commissions                           1,293         3,534          619       (1,068)         4,378
Other noninterest income                               369             -          189          (86)           472
Noninterest expense                                 10,949         3,121        1,800       (1,159)        14,711
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    3,468           427        (772)            -          3,123
Income tax expense                                   1,113           167          102            -          1,382
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                          $         2,355           260        (874)            -          1,741
--------------------------------------------------------------------------------------------------------------------
Assets                                     $     2,004,851       137,580       41,837     (116,071)     2,068,197
--------------------------------------------------------------------------------------------------------------------
Investment in equity method investees      $        10,497             -      160,463            -              -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 1998
Interest income                            $        66,663         2,228          738       (2,603)        67,026
Interest expense                                    41,207         2,198          253       (2,591)        41,067
--------------------------------------------------------------------------------------------------------------------
Net interest income                                 25,456            30          485          (12)        25,959
Provision for loan losses                              162             -            -            -            162
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
   loan losses                                      25,294            30          485          (12)        25,797
Other fees and commissions                           2,511         6,751        1,134       (1,216)         9,180
Other noninterest income                               985             -        1,033         (172)         1,846
Noninterest expense                                 18,585         6,064        2,557       (1,400)        25,806
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                          10,205           717           95            -         11,017
Income tax expense                                   3,716           280          443            -          4,439
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                          $         6,489           437        (348)            -          6,578
--------------------------------------------------------------------------------------------------------------------
Assets                                     $     2,004,851       137,580       41,837     (116,071)     2,068,197
--------------------------------------------------------------------------------------------------------------------
Investment in equity method investees      $        10,497             -      160,463            -              -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------



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

     On February 10, 1997, the Company (then named Hinsdale Financial Corporation) and Liberty Bancorp, Inc., the holding company for Liberty Federal Savings Bank, consummated a merger in a stock-for-stock exchange. In connection with that transaction, Liberty Federal Savings Bank was merged into Hinsdale Federal Bank for Savings, and the resulting Bank operates under the name Liberty Federal Bank. The transaction was accounted for under the purchase method of accounting and 1.054 shares of Alliance Bancorp common stock were exchanged for each share of Liberty Bancorp outstanding common stock. There were 3,930,405 shares of common stock of Alliance Bancorp issued for 3,733,013 shares of Liberty Bancorp common stock. Liberty Bancorp had total assets of $680 million and deposits of $516 million at the date of the merger. The fair value of the net assets acquired approximated the purchase price, accordingly; no goodwill was recorded.

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

    The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 5.29% for the quarter ended June 30, 1999.

    The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1999, cash and cash equivalents totaled $10.5 million.

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

    The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, provided $94.8 million for the six months ended June 30, 1999. Net cash related to investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed and investment securities available for sale, offset by sales of mortgage-backed securities available for sale, maturities of investment securities available for sale, principal collections on loans and mortgage-backed securities, utilized $138.0 million for the six months ended June 30, 1999. Net cash utilized by financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds, the payment of dividends and the purchase of treasury stock, totaled $27.3 million for the six months ended June 30, 1999.

    In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company may engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through the Federal National Mortgage Association ("FNMA") are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At June 30, 1999 the Company had no forward commitments to sell FNMA mortgage-backed securities.

    The Bank's tangible capital ratio at June 30, 1999 was 7.70%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $119.5 million. The Bank's leverage capital ratio at June 30, 1999 was 7.70%. This exceeded the leverage capital requirement of 3.0% of adjusted assets by $90.5 million. The Bank's risk-based capital ratio was 14.02% at June 30, 1999. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $65.9 million.

Changes in Financial Condition

    The Company had total assets of $2.0 billion at June 30, 1999, a decrease of $29.9 million, or 1.5%, from December 31, 1998. Mortgage-backed and investment securities increased $159.6 million offset by a decrease in cash and cash equivalents and due from broker of $141.8 million. Loans decreased $57.9 million. Loans held for sale were $52.5 million at June 30, 1999 compared to $110.6 million at December 31, 1998, a decrease of $58.1 million.

    Loans totaled $1.3 billion at June 30, 1999, a decrease of $57.9 million. Loan originations were $573.3 million for the six months ended June 30, 1999, offset by loan sales of $453.0 million and principal repayments of $178.2 million.

    Deposits totaled $1.2 billion at June 30, 1999, a decrease of $66.8 million. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas.

    Stockholders' equity totaled $173.5 million at June 30, 1999, a decrease of $12.4 million. On February 2, 1999, the Company announced a stock repurchase plan under which the Company is authorized to repurchase up to 1,146,000 shares of its outstanding common stock. At June 30, 1999, 484,561 shares had been repurchased for a total cost of $9.7 million, which is reflected as a reduction in stockholders' equity. In addition, Stockholders' equity was reduced by $9.2 million as a result of changes in the market values of investment securities and mortgage-backed securities available for sale, net of tax. At June 30, 1999, the number of common shares outstanding was 11,020,628 and the book value per common share outstanding was $15.75 per share. On June 17, 1999, the Company declared a $0.14 per share cash dividend payable July 14, 1999 to shareholders of record on June 30, 1999.

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

    Additional information about the Company's Year 2000 status at June 30, 1999 was as follows:

    Readiness: The Company's plan includes both information technology ("IT") and non-IT systems. Most of the Company's primary Year 2000 exposures relate to IT systems, primarily to the vendor of its account processing systems. The Company utilizes a national third party provider for the bulk of its data processing needs. As a result, a large part of the Company's mission critical Year 2000 testing is for products and services processed by that service provider. The service provider has completed the remediation and testing of its system and has had its Year 2000 compliant systems in production since June 30, 1998. The Company continues to independently test its activities on that system to verify that the service provider's system functions in the Year 2000 for those services used by the Company. In November 1998, the Company successfully completed the first phase of that testing. Testing of the second phase was successfully completed in April 1999.

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

    Contingency Plans: The Company has taken actions to comply with federal regulatory requirements for Year 2000 contingency planning. The Company presently believes that the compliance effort can and will be completed prior to the Year 2000. However, if required product or service upgrades are not complete by that time, the Year 2000 issues could disrupt normal business operations. Although not expected at this time, the most likely worst case scenario includes the Company being unable to process some or all of its transactions on a temporary basis. Because of the nature of this scenario, the Company established contingency plans for all mission critical services. Those contingency plans will also be tested as part of the Company's Year 2000 preparedness, which is scheduled for the fall of 1999. Additionally, a business resumption plan has been developed to mitigate risks associated with the failure of mission critical systems. The Year 2000 business resumption contingency plan is designed to ensure that mission critical core banking processes will continue if one or more supporting systems fail and to allow for limited transaction processing until the Year 2000 problems are fixed.

    Readers should be cautioned that forward looking statements contained in the
Year  2000  disclosure   should  be  read  in  conjunction  with  the  Company's
disclosures regarding "Forward-Looking Statements".

Recent and Proposed Changes in Accounting Rules

    In June 1998, FASB issued SFAS No. 133, "Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. In June 1999, FASB issued
SFAS   No.   137,   "Accounting   for   Derivative   Instruments   and   Hedging
Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." This statement defers the effective date for one year. Management, at this time, has not determined the impact of adopting this statement on January 1, 2001.

Asset Quality
Non-performing Assets

    The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at June 30, 1999 nor during the quarter ended June 30, 1999, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.

                                                                     Quarter Ended
                                    --------------------------------------------------------------------------------
                                       June 30,           March 31,    December 31,   September 30,    June 30,
(Dollars in thousands)                   1999               1999           1998           1998           1998
--------------------------------------------------------------------------------------------------------------------

Non-accrual mortgage loans
   90 days or more past due      $         3,416              4,513          3,117          3,363          2,231
Non-accrual commercial loans
   90 days or more past due                  250                  -              -              -              3
Non-accrual consumer loans
   90 days or more past due                  177                157            165             61            110
                                    --------------------------------------------------------------------------------

Total non-performing loans                 3,843              4,670          3,282          3,424          2,344
Total foreclosed real estate                 164                148            514            212            261

                                    --------------------------------------------------------------------------------
Total non-performing assets      $         4,007              4,818          3,796          3,636          2,605
                                    --------------------------------------------------------------------------------
Total non-performing loans
   to total loans                           0.30    %          0.37           0.25           0.24           0.18

Total non-performing assets
   to total assets                          0.21    %          0.25           0.19           0.17           0.13



Classification of Assets

    The Company  regularly  reviews  the assets in its  portfolio  to  determine
whether  any  assets  require   classification  in  accordance  with  applicable
regulations.

    As of June 30, 1999 the Company had total classified assets of $3.6 million, of which $3.4 million were classified "substandard" and $200,000 were classified as "doubtful." The assets so classified consisted of auto loans, single family residential loans and foreclosed single family residential loans (real estate owned).

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



Interest Rate Sensitivity Gap Analysis
                                                                         At June 30, 1999
                                                   -----------------------------------------------------------------
                                                                   More Than   More Than
                                                       1 Year         1 Year     3 Years    More Than
(Dollars in thousands)                                Or Less     To 3 Years  To 5 Years      5 Years       Total
--------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                               $    322,684        180,273     164,150     400,414    1,067,521
Equity lines of credit (1)                             92,193              -           -           -       92,193
Consumer loans and leases (1)                           8,544         23,839      75,607      10,228      118,218
Mortgage-backed securities (2)                        164,489         93,133      69,642     153,613      480,877
Interest-bearing deposits                               1,262              -           -           -        1,262
Investment securities (2)                             110,757             70           -       1,250      112,077
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                      699,929        297,315     309,399     565,505    1,872,148

Interest-Bearing Liabilities:
Savings accounts                                       35,787         54,356      35,436      84,930      210,509
NOW interest-bearing accounts                          22,425         20,528       5,493      12,163       60,609
Money market accounts                                  67,297          9,372       4,462       4,055       85,186
Certificate accounts                                  694,959        107,395      14,854           -      817,208
Borrowed funds                                        135,827        168,650     112,500     100,000      516,977
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                 956,295        360,301     172,745     201,148    1,690,489
--------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                         $  (256,366)       (62,986)     136,654     364,357      181,659
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap              $  (256,366)      (319,352)   (182,698)     181,659
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
   percentage of total assets                         (13.04)   %    (16.24)      (9.29)        9.24
Cumulative net interest-earning assets as a
   percentage of interest-bearing liabilities           73.19   %      75.74       87.73      110.75
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



    Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the
                                       13
table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Quantitative and Qualitative Disclosures About Market Risk

     As its primary interest rate risk planning tool, the Bank utilizes a market value model. The model measures the Bank's interest rate risk by approximating the Bank's net portfolio value ("NPV"), which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under a range of interest rate scenarios, which range from an immediate 300 basis point increase to an immediate 300 basis point decrease in market interest rates (measured in 100 basis point increments). The Bank's asset and liability structure results in a decrease in NPV in a rising interest rate scenario and an increase in NPV in a declining interest rate scenario. During periods of rising interest rates, the value of monetary assets declines more rapidly than the value of monetary liabilities rises. Conversely, during periods of falling interest rates, the value of monetary assets rises more rapidly than the value of monetary liabilities declines. However, the amount of change in value of specific assets and liabilities due to changes in interest rates is not the same in a rising rate environment as in a falling interest rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward interest rate movement).

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




                                            Three Months Ended June 30,
                             ----------------------------------------------------------
                                        1999                          1998
                             ----------------------------------------------------------
                                                Average                        Average
                              Average           Yield/       Average           Yield/
(Dollars in thousands)        Balance    Interest Cost       Balance    Interest Cost
--------------------------------------------------------   ----------------------------
Assets:
Interest-earning assets:
Mortgage loans, net        $ 1,059,629 $ 19,593   7.40 % $ 1,112,641  $ 20,780   7.47 %
Equity lines of credit          95,077    1,719   7.25        93,584     1,856   7.95
Consumer loans and leases      104,799    2,125   8.13        53,529     1,140   8.52
Mortgage-backed securities     464,167    7,182   6.19       448,012     7,391   6.60
Interest-bearing deposits       37,853      441   4.61        40,315       566   5.55
Investment securities          111,099    1,842   6.64       149,269     2,621   7.03
----------------------------------------------------------------------------------------
Total interest-earning       1,872,624   32,902   7.03     1,897,350    34,354   7.24
assets
Noninterest-earning assets      97,245                        91,025
----------------------------------------------------------------------------------------

Total assets               $ 1,969,869                   $ 1,988,375
----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:

Interest-bearing
liabilities:
Deposits:
Savings accounts          $ 1,039,348  $ 12,186   4.70 % $ 1,087,984  $ 14,137   5.21 %
NOW interest-bearing           63,803       162   1.02        71,045       162   0.91
accounts
Money market accounts          85,520       695   3.26       109,694       869   3.18
----------------------------------------------------------------------------------------
Total deposits              1,188,671    13,043   4.40     1,268,723    15,168   4.80
Funds borrowed:
Borrowed funds                498,802     6,618   5.25       444,990     6,131   5.45
Collateralized mortgage             -         -      -           539        15  11.13
----------------------------------------------------------------------------------------
Total funds borrowed          498,802     6,618   5.25       445,529     6,146   5.46
----------------------------------------------------------------------------------------
Total interest-bearing      1,687,473    19,661   4.65     1,714,252    21,314   4.97
liabilities
Noninterest-bearing           102,712                         94,650
liabilities
----------------------------------------------------------------------------------------
Total liabilities           1,790,185                      1,808,902
Stockholders' equity          179,684                        179,473
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity   $ 1,969,869                    $ 1,988,375
----------------------------------------------------------------------------------------
Net interest income/
   interest rate spread                $ 13,241   2.38 %              $ 13,040   2.27 %
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Net interest-earning
assets/                   $   185,151             2.83 % $   183,098             2.75 %
   net interest margin
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing              1.11 X                         1.11 X
liabilities
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------



Average Balance Sheets (Continued)

                                               Six Months Ended June 30,
                             -----------------------------------------------------------             At June 30,
                                        1999                          1998                              1999
                             -----------------------------------------------------------          ----------------
                                                Average                         Average
                              Average           Yield/       Average            Yield/                     Yield/
(Dollars in thousands)        Balance    Interest Cost       Balance    Interest  Cost             Balance  Cost
--------------------------------------------------------   -----------------------------          ----------------
Assets:
Interest-earning assets:
Motgage loans, net       $  1,083,393  $  39,941   7.37 %  $ 1,101,284  $ 41,606   7.56 %      $  1,064,479  7.43 %
Equity lines of credit         95,097      3,414   7.24         93,498     3,695   7.97              92,426  7.44
Consumer loans and leases      96,858      3,957   8.22         48,026     1,992   8.30             118,645  8.19
Mortgage-backed securities    402,950     12,584   6.25        374,860    12,568   6.71             468,869  6.32
Interest-bearing deposits      94,599      2,172   4.57         70,588     2,011   5.67               1,262  5.53
Investment securities          98,530      3,331   6.78        148,321     5,154   6.96             110,152  6.62
----------------------------------------------------------------------------------------          ----------------
Total interest-earning
assets                      1,871,427     65,399   6.99      1,836,577    67,026   7.30           1,855,833  7.15
Noninterest-earning assets     94,658                           85,233                               96,760
----------------------------------------------------------------------------------------          ----------------
Total assets             $  1,966,085                      $ 1,921,810                         $  1,952,593
----------------------------------------------------------------------------------------          ----------------
----------------------------------------------------------------------------------------          ----------------

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings Accounts         $  1,053,541  $  25,008   4.79 %  $ 1,088,871   $ 28,216  5.23 %      $  1,027,717   4.74 %
NOW interest-bearing
  accounts                     61,081        312   1.03         71,010        370  1.05              60,609   0.95
Money market accounts          84,934      1,362   3.23        111,051      1,753  3.18              85,186   3.31
----------------------------------------------------------------------------------------          ----------------
Total deposits              1,199,565     26,682   4.49      1,270,932     30,339  4.81           1,173,512   4.44
Funds borrowed:
Borrowed funds                480,465     12,733   5.27        380,158     10,690  5.59             516,977   5.25
Collateralized mortgage             -          -      -            654         38 11.62                   -      -
----------------------------------------------------------------------------------------          ----------------
Total funds borrowed          480,465     12,733   5.27        380,812     10,728  5.60             516,977   5.25
----------------------------------------------------------------------------------------          ----------------
Total interest-bearing
  liabilities               1,680,030     39,415   4.71      1,651,744     41,067  5.00           1,690,489   4.69
Noninterest-bearing
  liabilities                 103,237                           92,106                               88,583
----------------------------------------------------------------------------------------          ----------------
Total liabilities           1,783,267                        1,743,850                            1,779,072
Stockholders' equity          182,818                          177,960                              173,521
----------------------------------------------------------------------------------------          ----------------
Total liabilities and
  stockholders' equity   $  1,966,085                      $ 1,921,810                         $  1,952,593
----------------------------------------------------------------------------------------          ----------------
----------------------------------------------------------------------------------------          ----------------
Net interest income/
  interest rate spread                 $  25,984   2.28 %                 $ 25,959  2.30 %                    2.46 %
----------------------------------------------------------------------------------------                     -----
----------------------------------------------------------------------------------------                     -----
Net interest-earning assets/
  net interest margin    $    191,397              2.78 %  $   184,833              2.83 %
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Interest-earning assets to
  interest-bearing
  liabilities                    1.11 X                           1.11 X
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

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


                                     Three Months Ended June 30, 1999          Six Months Ended June 30, 1999
                                               Compared To                               Compared To
                                     Three Months Ended June 30, 1998          Six Months Ended June 30, 1998

                                    --------------------------------------   ---------------------------------------
                                           Increase (Decrease)                       Increase (Decrease)
                                          In Net Interest Income                   In Net Interest Income
                                                  Due To                                   Due To
                                    --------------------------------------   ---------------------------------------

(In thousands)                       Volume          Rate          Net        Volume          Rate           Net
--------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net              $     (992)         (195)      (1,187)         (654)       (1,011)       (1,665)
Equity lines of credit                   30          (167)        (137)           63          (344)         (281)
Consumer loans and leases             1,039           (54)         985         1,984           (19)        1,965
Mortgage-backed securities              261          (470)        (209)          909          (893)           16
Interest-bearing deposits               (33)          (92)        (125)          597          (436)          161
Investment securities                  (640)         (139)        (779)       (1,693)         (130)       (1,823)
--------------------------------------------------------------------------------------------------------------------
   Total                               (335)       (1,117)      (1,452)        1,206        (2,833)       (1,627)
--------------------------------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                               (916)       (1,209)      (2,125)       (1,674)       (1,983)       (3,657)
Funds borrowed                          708          (236)         472         2,659          (654)        2,005
--------------------------------------------------------------------------------------------------------------------
   Total                               (208)       (1,445)      (1,653)          985        (2,637)       (1,652)
--------------------------------------------------------------------------------------------------------------------
Net change in net interest       $     (127)          328          201           221          (196)           25
income
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months Ended
June 30, 1999 and June 30, 1998

General

    Net income totaled $4,507,000, or $0.39 per diluted share for the three months ended June 30, 1999, as compared to $1,741,000, or $0.14 per diluted share reported for the quarter ended June 30, 1998. On June 30, 1998, the Company completed its acquisition of Southwest Bancshares, which was accounted for as a pooling-of-interests. The prior year quarter includes acquisition related costs, totaling $3,550,000, reducing net income by $2,485,000, resulting in a decrease in diluted earnings per share by $0.21. These costs include professional fees, data processing conversion penalties and employee severance. Net interest income for the three months ended June 30, 1999 was $13.2 million, an increase of $201,000, or 1.5%, from the June 30, 1998 quarter of $13.0 million.

Interest Income

    Interest income for the quarter ended June 30, 1999 totaled $32.9 million, a decrease of $1.5 million, or 4.2%, from the prior year's quarter. Interest income on mortgage loans, the largest component of interest-earning assets, decreased $1.2 million, or 5.7%, to $19.6 million from the June 1998 quarter. The average balance of the mortgage portfolio decreased $53 million. The annualized average yield on the mortgage loan portfolio decreased to 7.40% for the three months ended June 30, 1999 from 7.47% for the 1998 period. The Bank's mortgage loan portfolio is being affected by market conditions which prevailed over the last twelve months, whereby, higher yielding loans were repaid and replaced by lower yielding loans. Interest income on equity lines of credit decreased $137,000, or 7.4%, to $1.7 million from the prior year's quarter. The Bank's home equity line of credit product is priced based on the prime rate, which was 7.75% for the current quarter as compared to 8.50% for the comparable quarter a year ago. The average balance of equity lines of credit increased $1.5 million, or 1.6%, to $95.1 million from $93.6 million from the June 1998 quarter. Interest income on consumer loans and leases increased $985,000 to $2.1 million for the three months ended June 30, 1999. The average balance of the consumer loans and leases increased $51.3 million, or 95.8% from the 1998 period, primarily as a result of indirect auto lending. Interest income on mortgage-backed securities for the three months ended June 30, 1999 decreased $209,000 to $7.2 million while the average balance of the mortgage-backed securities portfolio increased $16.2 million from the June 1998 period. The annualized average yield on the mortgage-backed securities portfolio decreased to 6.19% for the three months ended June 30, 1999 from 6.60% for the 1998 period. Interest income on investment securities for the three months ended June 30, 1999 decreased $779,000 to $1.8 million and the average balance of the investment securities portfolio decreased $38.2 million from the June 1998 period. The annualized average yield on the investment securities portfolio decreased to 6.64% for the three months ended June 30, 1999 from 7.03% for the 1998 period. Until recently, market interest rates had been declining, leading to rapid repayment of mortgage-backed securities and the maturity of callable Federal Home Loan Bank notes. The net cash received from these portfolios was reinvested at current market rates resulting in lower yields. Purchases of mortgage-backed and investment securities for the three months ended June 30, 1999 totaled $117.6 million offset by maturities, sales and principal repayments of $62.4 million.

Interest Expense

    Interest expense on deposit accounts decreased $2.1 million, or 14.0%, to $13.0 million, for the quarter ended June 30, 1999 compared to the prior year's quarter. The decrease is related to both a decrease in the average interest-bearing deposit base and the annualized average cost of deposits. The annualized average cost of deposits for the three months ended June 30, 1999 was 4.40%, a decrease from the annualized average cost of 4.80% for the June 1998 period. The average interest-bearing deposit base decreased $80.1 million to $1.2 billion during the 1999 period. For the quarter ended June 30, 1999, the Company recorded interest expense on borrowed funds of $6.6 million on an average balance of $498.8 million at an annualized cost of 5.25% primarily related to FHLB borrowings. Additional net proceeds from FHLB borrowings for the three months ended June 30, 1999 totaled $49.5 million.

Net Interest Income

    Net interest income for the three months ended June 30, 1999 increased $201,000 or 1.5%, to $13.2 million from the 1998 period. The annualized average yield on interest-earning assets decreased from 7.24% to 7.03% when comparing the 1998 and 1999 quarters. The annualized average cost of interest-bearing liabilities decreased from 4.97% to 4.65%. This resulted in an annualized average net interest rate spread of 2.38% for the three-month period ended June 30, 1999 compared to 2.27% for the prior year's period.

Provision for Loan Losses

    Based on management's evaluation of the loan portfolio, a provision of $50,000 for loan losses was recorded during the quarter ended June 30, 1999 compared to $56,000 for the prior year quarter. The allowance for loan losses represents 0.49% of total loans receivable at June 30, 1999. The amount of non-performing loans at June 30, 1999, was $3.8 million, or 0.30% of total loans, compared to $2.3 million or 0.18% of total loans at June 30, 1998.

Noninterest Income

    Total noninterest income for the three months ended June 30, 1999 was $6.7 million, an increase of $1.8 million from the 1998 period. Income from real estate operations increased $1.0 million from the year ago period, primarily due to income generated from additional investments in joint venture partnerships entered into in 1998. Other fees and commissions increased $917,000, primarily due to loan origination fees contributed by Preferred.

Noninterest Expense

    Noninterest expense for the quarter ended June 30, 1999 totaled $12.8 million, a decrease of $1.9 million, or 13.2% from the prior year's quarter. The June 1998 quarter included acquisition costs including professional fees, data processing conversion penalties and employee severance of $3.6 million.
Exclusive of these expenses, noninterest expense increased $1.6 million. Compensation and benefits increased $738,000, or 11.9%, exclusive of year ago acquisition costs. This increase is primarily related to the origination, sale and delivery of loans by Preferred. Occupancy expense increased $286,000 primarily due to depreciation expense on additional equipment. Other noninterest expense increased $688,000, exclusive of year ago acquisition costs. This increase is primarily attributable to consulting fees related to operational efficiency studies and other loan servicing and loan origination costs.

Income Tax Provision

    The provision for income taxes for the three months ended June 30, 1999 was $2.6 million. The effective tax rate for the three months ended June 30, 1999 was 36.5% compared to the effective tax rate of 44.3% for the prior year quarter. The prior year quarter included certain acquisition costs which were not tax deductible.

Comparison of Operating Results for the Six Months Ended
June 30, 1999 and June 30, 1998

General

    Net income totaled $9,108,000, or $0.78 per diluted share for the six months ended June 30, 1999, as compared to $6,578,000, or $0.55 per diluted share reported for the six months ended June 30, 1998. On June 30, 1998, the Company completed its acquisition of Southwest Bancshares, which was accounted for as a pooling-of-interests. The prior year period included acquisition related costs, totaling $3,795,000, reducing net income by $2,679,000, resulting in a decrease in diluted earnings per share by $0.22. These costs include professional fees, data processing conversion penalties and employee severance. Net interest income for the six months ended June 30, 1999 was $26 million, an increase of $25,000 from the June 30, 1998 period.

Interest Income

    Interest income for the six months ended June 30, 1999 totaled $65.4 million, a decrease of $1.6 million, or 2.4%, from the prior year's period.
Interest income on mortgage loans decreased $1.7 million, or 4.0%, to $39.9 million from the June 1998 period. The average balance of the mortgage portfolio decreased $18 million. The annualized average yield on the mortgage loan portfolio decreased to 7.37% for the six months ended June 30, 1999 from 7.56% for the 1998 period. The Bank's mortgage loan portfolio is being affected by market conditions which prevailed over the last twelve months, whereby, higher yielding loans were repaid and replaced by lower yielding loans. Interest income on equity lines of credit decreased $281,000, or 7.6%, to $3.4 million from the prior year's period. The Bank's home equity line of credit is priced based on the prime rate, which was 7.75% for the current six months as compared to 8.50% for the comparable period a year ago. The average balance of equity lines of credit increased $1.6 million, or 1.7%, to $95.1 million from $93.5 million from the June 1998 period. Interest income on consumer loans and leases increased $2.0 million to $4.0 million for the six months ended June 30, 1999. The average balance of the consumer loans and leases increased $48.8 million from the 1998 period, primarily as a result of indirect auto lending. Interest income on mortgage-backed securities for the six months ended June 30, 1999 remained approximately the same and the average balance of the mortgage-backed securities portfolio increased $28.1 million from the June 1998 period. Interest income on investment securities for the six months ended June 30, 1999 decreased $1.8 million to $3.3 million and the average balance of the investment securities portfolio decreased $49.8 million from the June 1998 period. The decreases in the average annualized yields on the mortgage-backed and investment portfolios can be attributed to the market interest rates which had been declining, until recently, leading to rapid repayment of mortgage-backed securities and the maturity of callable Federal Home Loan Bank notes. The net cash received from these portfolios was reinvested at current market rates resulting in lower yields. Purchases of mortgage-backed and investment securities for the six months ended June 30, 1999 totaled $302.0 million offset by maturities, sales and principal repayments of $199.3 million. The average balance of interest-bearing cash increased $24.0 million, to $94.6 million primarily as a result of repositioning the investment portfolios to accommodate the cash flow and liquidity needs of the Bank.

Interest Expense

    Interest expense on deposit accounts decreased $3.7 million, or 12.1%, to $26.7 million, for the six months ended June 30, 1999 compared to the prior year's period. The decrease is related to both a decrease in the average interest-bearing deposit base and the annualized average cost of deposits. The annualized average cost of deposits for the six months ended June 30, 1999 was 4.49%, a decrease from the annualized average cost of 4.81% for the June 1998 period. The average interest-bearing deposit base decreased $71.4 million to $1.2 billion during the 1999 period. For the six months ended June 30, 1999, the Company recorded interest expense on borrowed funds of $12.7 million on an average balance of $480.5 million at an annualized cost of 5.27% primarily related to FHLB borrowings. Additional net proceeds from FHLB borrowings for the six months ended June 30, 1999 totaled $52.5 million.

Net Interest Income

    Net interest income for the six months ended June 30, 1999 increased $25,000. The annualized average yield on interest-earning assets decreased from 7.30% to 6.99% when comparing the 1998 and 1999 periods. The annualized average cost of interest-bearing liabilities decreased from 5.00% to 4.71%. This resulted in an annualized average net interest rate spread of 2.28% for the six-month period ended June 30, 1999 compared to 2.30% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the six months ended June 30, 1999 compared to the 1998 period.

Provision for Loan Losses

    Based on management's evaluation of the loan portfolio, a provision of $100,000 for loan losses was recorded during the six months ended June 30, 1999 as compared to $162,000 recorded during the six months ended June 30, 1998. The allowance for loan losses represents 0.49% of total loans receivable at June 30, 1999. The amount of non-performing loans at June 30, 1999, was $3.8 million, or 0.30% of total loans, compared to $2.3 million or 0.18% of total loans at June 30, 1998.

Noninterest Income

    Total noninterest income for the six months ended June 30, 1999 was $13.4 million, an increase of $2.4 million from the 1998 period. Other fees and commissions increased $1.5 million, primarily due to an increase in security brokerage fees contributed by Liberty Financial Services, Inc. of $128,000 and an increase in loan origination fees contributed by Preferred of $1.4 million. The current six months includes gains on sales of loans, mortgage-backed and investment securities of $447,000, compared to $656,000 for the 1998 period. Income from real estate operations for the six months ended June 30, 1999 increased $827,000, primarily due to income generated from additional investments in joint venture partnerships entered into in 1998. Real estate income for the 1998 period included income of $474,000 related to the termination of a real estate venture. Other income for the six months ended June 30, 1999, includes a gain on the sale of Liberty Financial Services Inc.'s insurance book of business of $250,000.

Noninterest Expense

    Noninterest expense for the six months ended June 30, 1999 totaled $25.7 million, a decrease of $155,000 from the prior year's period. The six months ended June 30, 1998 included acquisition costs including professional fees, data processing conversion penalties and employee severance of $3.8 million.
Exclusive of these expenses, noninterest expense increased $3.6 million. Compensation and benefits increased $1.9 million, or 15.4%, exclusive of year ago acquisition costs. This increase is primarily related to the origination, sale and delivery of loans by Preferred for a total of $1.5 million. Other noninterest expense increased $1.3 million, exclusive of year ago acquisition costs. This increase is primarily attributable to consulting fees related to operational efficiency studies and other loan servicing and loan origination costs.

Income Tax Provision

    The provision for income taxes for the six months ended June 30, 1999 was $4.5 million. The effective tax rate for the six months ended June 30, 1999 was 33.1% compared to the effective tax rate of 40.3% for the six months ended June 30, 1998. The lower effective tax rate for the current period was due to a reduction in the provision of $700,000 as a result of the completion of a review of the Company's tax liability and the effective tax rate for the prior year's period included certain acquisition costs which were not tax deductible.

Part II - Other Information

Item 1.  Legal Proceedings

               Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds

               Not Applicable.

Item 3.  Defaults Upon Senior Securities

               Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      (a)  The Company held its Annual Meeting of Shareholders on June 23, 1999

      (b) The names of each director elected at the Annual Meeting are as follows:

              Edward J. Burns
              Whit G. Hughes
              Edward J. Nusrala
              William R. Rybak
              Donald E. Sveen

         (c) The names of each of the directors whose term of office continued after the Annual Meeting are as follows:

              Kenne P. Bristol
              Howard A. Davis
              H. Verne Loeppert
              David D. Mill
              Howard R. Jones
              Fredric G. Novy
              William C. O'Donnell
              Russell F. Stephens, Jr.
              Vernon B. Thomas, Jr.
              Richard E. Webber

         (d) The following matters were voted upon at the Annual Meeting and the number of votes cast with the respect to each matter is as follows:

              (i) The election of five directors for terms of three years each:



Management Nominees                    For                     Withheld
---------------------------- ------------------------- --------------------------
Edward J. Burns                     5,229,122                   374,216
Whit G. Hughes                      5,227,236                   376,102
Edward J. Nusrala                   5,487,990                   115,348
William R. Rybak                    5,249,617                   353,721
Donald E. Sveen                     5,252,800                   350,538



LaSalle Financial Partners, Limited Partnership ran a slate of nominees for election as directors which received the following votes:

Opposition Nominees                    For                     Withheld
---------------------------- ------------------------- --------------------------
Richard J. Nelson                   3,039,644                   15,122
William D. King                     3,039,644                   15,122
George L. Barr                      3,039,644                   15,122


              Management's nominees, having received a plurality of votes cast, were elected as directors of the Company.


              (ii)The  ratification  of  KPMG  LLP as  independent  auditors  of
                  Alliance Bancorp for the fiscal year ending December 31, 1999:

            For                      Against                   Withheld
---------------------------- ------------------------- --------------------------
         8,447,877                   143,365                    66,863



Item 5.  Other Information

               Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit No. 11 Statement re: Computation of Per Share Earnings

                                                                                    Three Months Ended
                                                                              June 30, 1999     June 30, 1998
                                                                             --------------------------------
Net income                                                                $       4,507,000         1,741,000
                                                                             --------------------------------

Basic earnings per share-weighted average shares                                 11,042,591        11,364,946

Effect of dilutive securities-stock options                                         550,956           644,909
                                                                             --------------------------------

Diluted earnings per share-adjusted weighted average shares                      11,593,547        12,009,855
                                                                             --------------------------------

Basic earnings per share                                                  $            0.41              0.15
                                                                             --------------------------------

Diluted earnings per share                                                $            0.39              0.14
                                                                             --------------------------------

                                                                                     Six Months Ended
                                                                              June 30, 1999     June 30, 1998
                                                                             --------------------------------
Net income                                                                $       9,108,000         6,578,000
                                                                             --------------------------------

Basic earnings per share-weighted average shares                                 11,217,619        11,327,323

Effect of dilutive securities-stock options                                         521,192           641,812
                                                                             --------------------------------

Diluted earnings per share-adjusted weighted average shares                      11,738,811        11,969,135
                                                                             --------------------------------

Basic earnings per share                                                  $            0.81              0.58
                                                                             --------------------------------

Diluted earnings per share                                                $            0.78              0.55
                                                                             --------------------------------



               (b) Reports on Form 8-K.

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                Alliance Bancorp





Dated: August 7, 1999                              /s/    Kenne P. Bristol
       ------------------------
                                                   -----------------------------
                                                   Kenne P. Bristol
                                                   President and
                                                   Chief Executive Officer





Dated: August 7, 1999                              /s/    Richard A. Hojnicki
       ------------------------
                                                   -----------------------------

                                                   Richard A. Hojnicki
                                                   Executive Vice President and
                                                   Chief Financial Officer