Form 10-Q
period 1999-09-30
ALLIANCE BANCORP
filed 1999-11-10
CIK 885638

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


                                      OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________


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

YES   X  NO______
    ----

   Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.
   Common Stock, $0.01 par value -10,360,751 shares outstanding as of November 8, 1999.

================================================================================

                       Alliance Bancorp and Subsidiaries
                                   Form 10-Q

                                     Index
                                     -----

Part I.     Financial Information                                             Page
-------     ---------------------                                             ----
Item 1.     Financial Statements (unaudited)

            Consolidated Statements of Financial Condition
            as of September 30, 1999 and December 31, 1998                       1

            Consolidated Statements of Income for the Three
            and Nine Months Ended September 30, 1999 and 1998                    2

            Consolidated Statements of Changes in Stockholders' Equity
            for the Nine Months Ended September 30, 1999 and 1998                3

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1999 and 1998                        4

            Notes to Consolidated Financial Statements                           5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
            See "Management's Discussion and Analysis of Financial Condition
            and Results of Operations," "Asset/Liability Management"            14

Part II.    Other Information
--------    -----------------

Item 1.     Legal Proceedings                                                   20

Item 2.     Changes in Securities and Use of Proceeds                           20

Item 3.     Defaults upon Senior Securities                                     20

Item 4.     Submission of Matters to a Vote of Security Holders                 20

Item 5.     Other Information                                                   20

Item 6.     Exhibits and Reports on Form 8-K                                    21

            Signature Page                                                      22

Alliance Bancorp and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                       September 30,    December 31,
(In thousands, except share data)                                                          1999            1998
--------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
Assets
Cash and due from banks                                                              $        19,817          17,195
Interest-bearing deposits                                                                     39,072          63,802
Investment securities available for sale, at fair value                                       79,208          61,516
Mortgage-backed securities available for sale, at fair value                                 416,288         332,347
Loans, net of allowance for losses of $6,251 at
  September 30, 1999 and $6,350 at December 31, 1998                                       1,297,186       1,333,401
Accrued interest receivable                                                                   10,167          10,759
Real estate                                                                                   20,122          20,185
Premises and equipment, net                                                                   12,645          12,590
Stock in Federal Home Loan Bank of Chicago, at cost                                           26,632          24,523
Due from broker                                                                                    -          71,336
Other assets                                                                                  44,852          34,842
--------------------------------------------------------------------------------------------------------------------
                                                                                     $     1,965,989       1,982,496
====================================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
  Deposits                                                                           $     1,241,355       1,298,044
  Borrowed funds                                                                             527,650         464,450
  Advances by borrowers for taxes and insurance                                               13,734          12,935
  Accrued expenses and other liabilities                                                      18,174          21,130
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                      1,800,913       1,796,559
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, $.01 par value; authorized 1,500,000 shares; none outstanding                   -               -
  Common stock, $.01 par value; authorized 21,000,000 shares;
   11,660,773 shares issued and 10,538,751 outstanding at September 30, 1999
   11,617,903 shares issued and 11,463,881 outstanding at December 31, 1998                      117             116
  Additional paid-in capital                                                                 107,630         107,130
  Retained earnings, substantially restricted                                                 89,380          80,219
  Treasury stock, at cost; 1,122,022 shares at September 30, 1999 and
   154,022 at December 31, 1998                                                              (21,630)         (1,511)
  Accumulated other comprehensive loss                                                       (10,421)            (17)
--------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                               165,076         185,937
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------
                                                                                     $     1,965,989       1,982,496
====================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Income

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
(In thousands, except per share amounts)                         1999        1998                 1999       1998
-------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
Interest Income:
  Loans                                                     $   24,125       25,011               71,437     72,304
  Mortgage-backed securities                                     7,208        8,012               19,792     20,580
  Investment securities                                          1,747        2,391                5,078      7,545
  Interest-bearing deposits                                        447          152                2,619      2,163
-------------------------------------------------------------------------------------------------------------------
   Total interest income                                        33,527       35,566               98,926    102,592
-------------------------------------------------------------------------------------------------------------------

Interest Expense:
  Deposits                                                      12,699       15,292               39,381     45,631
  Borrowed funds                                                 7,070        7,136               19,803     17,826
  Collateralized mortgage obligations                                -            6                    -         44
-------------------------------------------------------------------------------------------------------------------
   Total interest expense                                       19,769       22,434               59,184     63,501
-------------------------------------------------------------------------------------------------------------------
   Net interest income                                          13,758       13,132               39,742     39,091
   Provision for loan losses                                        50           50                  150        212
-------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses          13,708       13,082               39,592     38,879
-------------------------------------------------------------------------------------------------------------------

Noninterest Income:
  Gain on sales of loans                                             5          339                  474        491
  Gain (loss) on sales of mortgage-backed securities
   available for sale                                                -            -                  (22)       326
  Gain (loss) on sales of investment securities
   available for sale                                              (16)           -                  (16)       178
  Income from real estate operations                             1,007          384                2,735      1,285
  Servicing fee income, net                                         16          (69)                 247         83
  ATM fee income                                                   463          489                1,490      1,457
  Other fees and commissions                                     3,686        3,623               13,200     11,683
  Other, net                                                        23          (81)                 459        208
-------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                      5,184        4,685               18,567     15,711
-------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
  Compensation and benefits                                      6,599        6,138               20,968     20,785
  Occupancy expense                                              1,912        1,757                5,528      4,819
  Federal deposit insurance premiums                               186          204                  579        608
  Advertising expense                                              332          275                  874        754
  ATM expense                                                      304          309                  984      1,145
  Computer services                                                289          345                  953      1,350
  Other                                                          2,624        2,272                8,011      7,645
-------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                    12,246       11,300               37,897     37,106
-------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                    6,646        6,467               20,262     17,484
  Income tax expense                                             2,018        2,623                6,526      7,062
-------------------------------------------------------------------------------------------------------------------
   Net income                                               $    4,628        3,844               13,736     10,422
===================================================================================================================

  Basic earnings per share                                  $     0.43         0.34                 1.24       0.92
  Diluted earnings per share                                $     0.41         0.32                 1.18       0.87
===================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                                                                                        Common
                                                                                 Additional                              Stock
                                                       Comprehensive      Common    Paid-in    Retained    Treasury  Purchased
(In thousands, except per share amounts)                      Income       Stock    Capital    Earnings       Stock    By ESOP
------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)
Nine Months Ended September 30, 1998
Balance at December 31, 1997                          $                      114    104,178      70,851      (1,527)      (320)
Net income                                                    10,422           -          -      10,422           -          -
Other comprehensive income, net of tax
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment                                                   1,184           -          -           -           -          -
                                                      --------------
Total comprehensive income                                    11,606
Cash dividends declared, $0.36 per share                                       -          -      (4,127)          -          -
Cash paid in lieu of fractional shares                                         -          -          (5)          -          -
Treasury stock distributed under employee
  benefit plan                                                                 -        (17)          -          16          -
Issuance of stock (71,866 shares)                                              1      1,499           -           -          -
Proceeds from exercise of stock options                                        1        639           -           -          -
Tax benefit from stock related compensation                                    -        743           -           -          -
Principal payment on ESOP loan                                                 -          -           -           -        320
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                         $                      116    107,042      77,141      (1,511)         -
==============================================================================================================================

Nine Months Ended September 30, 1999
Balance at December 31, 1998                          $                      116    107,130      80,219      (1,511)         -
Net income                                                    13,736           -          -      13,736           -          -
Other  comprehensive income, net of tax
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment                                                 (10,404)          -          -           -           -          -
                                                      --------------
Total comprehensive loss                                       3,332
Cash dividends declared, $0.42 per share                                       -          -      (4,575)          -          -
Purchase of treasury stock                                                     -          -           -     (20,119)         -
Proceeds from exercise of stock options                                        1        301           -           -          -
Tax benefit from stock related compensation                                    -        199           -           -          -
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                         $                      117    107,630      89,380     (21,630)         -
==============================================================================================================================

                                                         Accumulated
                                                               Other
                                                       Comprehensive
(In thousands, except per share amounts)               Income (Loss)      Total
-------------------------------------------------------------------------------
Nine Months Ended September 30, 1998
Balance at December 31, 1997                                  1,630     174,926
Net income                                                        -      10,422
Other comprehensive income, net of tax
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment                                                  1,184       1,184

Total comprehensive income
Cash dividends declared, $0.36 per share                          -      (4,127)
Cash paid in lieu of fractional shares                            -          (5)
Treasury stock distributed under employee
  benefit plan                                                    -          (1)
Issuance of stock (71,866 shares)                                 -       1,500
Proceeds from exercise of stock options                           -         640
Tax benefit from stock related compensation                       -         743
Principal payment on ESOP loan                                    -         320
-------------------------------------------------------------------------------
Balance at September 30, 1998                                 2,814     185,602
===============================================================================

Nine Months Ended September 30, 1999
Balance at December 31, 1998                                    (17)    185,937
Net income                                                        -      13,736
Other  comprehensive income, net of tax
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment                                                (10,404)    (10,404)

Total comprehensive loss
Cash dividends declared, $0.42 per share                          -      (4,575)
Purchase of treasury stock                                        -     (20,119)
Proceeds from exercise of stock options                           -         302
Tax benefit from stock related compensation                       -         199
-------------------------------------------------------------------------------
Balance at September 30, 1999                               (10,421)    165,076
===============================================================================

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                        Nine Months Ended
                                                                                                          September 30,
(In thousands)                                                                                          1999         1998
===========================================================================================================================
                                                                                                          (unaudited)
Cash Flows From Operating Activities:
Net income                                                                                       $      13,736       10,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization                                                                            1,982        1,440
Provision for loan losses                                                                                  150          212
Amortization of premiums, discounts, and deferred loan fees                                              1,127          545
Originations of loans held for sale                                                                   (473,637)    (542,269)
Sale of loans originated for resale                                                                    579,962      467,016
Gain on sales of loans                                                                                    (474)        (491)
(Gain) loss on sales of mortgage-backed securities available for sale                                       22         (326)
(Gain) loss on sales of investment securities available for sale                                            16         (178)
(Increase) decrease in accrued interest receivable                                                         592       (2,015)
Increase in other assets                                                                                (4,659)      (9,036)
Increase (decrease) in accrued expenses and other liabilities                                           (2,627)         739
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                    116,190      (73,941)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Loans originated or purchased for investment                                                          (331,638)    (383,127)
Purchases of:
 Mortgage-backed securities available for sale                                                        (237,351)    (359,763)
 Investment securities available for sale                                                              (74,840)     (66,569)
 Stock in Federal Home Loan Bank of Chicago                                                             (3,560)     (10,902)
 Premises and equipment                                                                                 (2,037)      (3,004)
Proceeds from sale of:
 Mortgage-backed securities available for sale                                                         114,022       51,046
 Investment securities available for sale                                                               12,016          234
 Stock in Federal Home Loan Bank of Chicago                                                              1,451            -
 Loans held for investment                                                                              20,027        3,491
Proceeds from maturities of investment securities available for sale                                    42,640      104,025
Net increase in real estate joint ventures                                                                (389)      (3,768)
Principal collected on loans                                                                           241,621      276,760
Principal collected on mortgage-backed securities available for sale                                    96,952       74,370
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                 (121,086)    (317,207)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Net decrease in deposits                                                                               (56,689)      (1,245)
Proceeds from borrowed funds                                                                           134,327      481,187
Repayment of borrowed funds                                                                            (71,127)    (116,200)
Repayment of collateralized mortgage obligations                                                             -         (869)
Net increase in advance payments by borrowers for taxes and insurance                                      799        2,349
Purchase of treasury stock                                                                             (20,119)           -
Proceeds from sale of treasury stock                                                                         -        1,500
Cash dividends paid                                                                                     (4,705)      (3,749)
Cash paid in lieu of fractional shares                                                                       -           (5)
Decrease in ESOP loan                                                                                        -          320
Proceeds from exercise of stock options                                                                    302          640
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                    (17,212)     363,928
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                              (22,108)     (27,220)
Cash and cash equivalents at beginning of period                                                        80,997       58,513
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                       $      58,889       31,293
===========================================================================================================================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
 Interest                                                                                        $      59,061       62,346
 Income taxes                                                                                            9,935       10,203

Supplemental Disclosures of Noncash Activities:
Loans exchanged for mortgage-backed securities                                                   $         473       39,037
Additions to real estate acquired in settlement of loans                                         $         270          878
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Nine Months Ended September 30, 1999 and 1998

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

(2)  Comprehensive Income

    The following table sets forth the required disclosures of the reclassification amounts as presented in the statements of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated:

                                                                            Before           Tax             Net
                                                                             Tax          (Expense)         of Tax
(In thousands)                                                              Amount        or Benefit        Amount
------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1998
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
    the period                                                          $    2,324            (837)          1,487
Less: reclassification adjustment for gain (loss) included in
    net income                                                                 504            (201)            303
------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                $    1,820            (636)          1,184
------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 1999
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
    the period                                                          $  (16,044)          5,615         (10,429)
Less: reclassification adjustment for gain (loss) included in
    net income                                                                 (38)             13             (25)
------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                $  (16,006)          5,602         (10,404)
------------------------------------------------------------------------------------------------------------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Nine Months Ended September 30, 1999 and 1998

(3)  Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                        Three Months Ended           Nine Months Ended
                                                                           September 30,                September 30,
                                                                ----------------------------------------------------------
(In thousands, except share data)                                       1999          1998           1999         1998
--------------------------------------------------------------------------------------------------------------------------
Numerator:
 Net income                                                     $          4,628         3,844         13,736       10,422
Denominator:
 Basic earnings per share-weighted average shares                     10,846,200    11,441,186     11,092,453   11,366,104
 Effect of dilutive securities-stock options                             526,087       537,904        522,981      607,592
 Diluted earnings per share-adjusted weighted average
  shares                                                              11,372,287    11,979,090     11,615,434   11,973,696
Basic earnings per share                                        $           0.43          0.34           1.24         0.92
Diluted earnings per share                                      $           0.41          0.32           1.18         0.87

(4)  Commitments and Contingencies

    At September 30, 1999, the Company had outstanding commitments to originate or purchase loans of $109.1 million. Unused equity lines of credit available to customers were $104.6 million at September 30, 1999.

(5)  Operating Segments

    The Company's operations include two primary segments: banking and mortgage brokerage. Through its banking subsidiary's network of 19 retail banking facilities in Chicago; north, west and southwestern Cook County; and DuPage County in Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. Mortgage brokerage activities conducted through the Bank's subsidiary, Preferred Mortgage Associates, Ltd. ("Preferred") include the origination of primarily residential mortgage loans for sale to various investors as well as to the Bank. The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and consist of financial advice and brokerage services, insurance, joint venture real estate developments, and holding company investments. Assets and results of operations are based on generally accepted accounting principles, with profit and losses of equity method investees excluded. Inter-segment revenues and expenses are eliminated in reporting consolidated results of operations.

    Operating segment information is as follows:

                                                                      Mortgage             Inter-segment    Consolidated
(In thousands)                                           Banking     Brokerage     Other    Eliminations           Total
------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
Interest income                                      $    33,424           697       210            (804)         33,527
Interest expense                                          19,844           602       127            (804)         19,769
------------------------------------------------------------------------------------------------------------------------
Net interest income                                       13,580            95        83               -          13,758
Provision for loan losses                                     50             -         -               -              50
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
  loan losses                                             13,530            95        83               -          13,708
Other fees and commissions                                 1,139         2,785       577            (336)          4,165
Other noninterest income                                      67             -     1,001             (49)          1,019
Noninterest expense                                        8,621         3,281       729            (385)         12,246
------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                          6,115          (401)      932               -           6,646
Income tax expense (benefit)                               1,801          (156)      373               -           2,018
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $     4,314          (245)      559               -           4,628
------------------------------------------------------------------------------------------------------------------------
Assets                                               $ 1,970,997        40,787    52,481         (98,276)      1,965,989
------------------------------------------------------------------------------------------------------------------------
Investment in equity method investees                $     9,180             -   142,032               -               -
========================================================================================================================

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Nine Months Ended September 30, 1999 and 1998

                                                                     Mortgage            Inter-segment    Consolidated
(In thousands)                                           Banking    Brokerage    Other    Eliminations           Total
----------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Interest income                                      $    98,602        2,255      546          (2,477)         98,926
Interest expense                                          59,286        2,036      339          (2,477)         59,184
----------------------------------------------------------------------------------------------------------------------
Net interest income                                       39,316          219      207               -          39,742
Provision for loan losses                                    150            -        -               -             150
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                              39,166          219      207               -          39,592
Other fees and commissions                                 3,785       10,917    1,826          (1,591)         14,937
Other noninterest income                                     712            -    3,067            (149)          3,630
Noninterest expense                                       26,610       10,961    2,066          (1,740)         37,897
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                17,053          175    3,034               -          20,262
Income tax expense                                         5,250           68    1,208               -           6,526
----------------------------------------------------------------------------------------------------------------------
Net income                                           $    11,803          107    1,826               -          13,736
----------------------------------------------------------------------------------------------------------------------
Assets                                               $ 1,970,997       40,787   52,481         (98,276)      1,965,989
----------------------------------------------------------------------------------------------------------------------
Investment in equity method investees                $     9,180            -  142,032               -               -
======================================================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 1998
Interest income                                      $    35,486        1,350      231          (1,501)         35,566
Interest expense                                          22,470        1,345      120          (1,501)         22,434
----------------------------------------------------------------------------------------------------------------------
Net interest income                                       13,016            5      111               -          13,132
Provision for loan losses                                     50            -        -               -              50
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                              12,966            5      111               -          13,082
Other fees and commissions                                 1,056        4,410      639          (2,062)          4,043
Other noninterest income                                     417            -      283             (58)            642
Noninterest expense                                        8,843        3,903      674          (2,120)         11,300
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 5,596          512      359               -           6,467
Income tax expense                                         2,291          199      133               -           2,623
----------------------------------------------------------------------------------------------------------------------
Net income                                           $     3,305          313      226               -           3,844
----------------------------------------------------------------------------------------------------------------------
Assets                                               $ 2,011,257      125,750   41,199         (78,647)      2,099,559
----------------------------------------------------------------------------------------------------------------------
Investment in equity method investees                $    11,077            -  166,550               -               -
======================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 1998
Interest income                                      $   102,149        3,578      969          (4,104)        102,592
Interest expense                                          63,677        3,543      373          (4,092)         63,501
----------------------------------------------------------------------------------------------------------------------
Net interest income                                       38,472           35      596             (12)         39,091
Provision for loan losses                                    212            -        -               -             212
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
 loan losses                                              38,260           35      596             (12)         38,879
Other fees and commissions                                 3,567       11,161    1,773          (3,278)         13,223
Other noninterest income                                   1,402            -    1,316            (230)          2,488
Noninterest expense                                       27,428        9,967    3,231          (3,520)         37,106
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                15,801        1,229      454               -          17,484
Income tax expense                                         6,007          479      576               -           7,062
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $     9,794          750     (122)              -          10,422
----------------------------------------------------------------------------------------------------------------------
Assets                                               $ 2,011,257      125,750   41,199         (78,647)      2,099,559
------------------------------------------------------------------  --------------------------------------------------
Investment in equity method investees                $    11,077            -  166,550               -               -
======================================================================================================================

(6)  Reclassifications

    Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Alliance Bancorp and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    Alliance Bancorp (the "Company") is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is engaged in the business of providing financial services and products to the public through its wholly-owned subsidiary, Liberty Federal Bank (the "Bank").

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

    The Bank is a community-oriented company providing financial services through nineteen full service retail banking facilities in Chicago; north, west and southwestern Cook County; and DuPage County in Illinois. The Bank offers a variety of deposit products in an attempt to attract funds from the general public in highly competitive market areas surrounding its offices. In addition to deposit products, the Bank also offers its customers financial advice and security brokerage services through INVEST Financial Corporation ("INVEST"). The Bank invests its retail deposits primarily in mortgage and consumer loans, investment securities and mortgage-backed securities, secured primarily by one- to four-family residential loans.

    The earnings of the Bank are primarily dependent on its net interest income, which is the difference between the interest income earned on its loans, mortgage-backed and investment securities portfolios, and its cost of funds, consisting of the interest paid on its deposits and borrowings.

    On May 31, 1995, the Company acquired Preferred Mortgage Associates, Ltd. ("Preferred"), one of the largest mortgage brokers in the Chicago metropolitan area. Preferred has three mortgage origination offices including its headquarters in Downers Grove, Illinois. The acquisition of Preferred has resulted in increases in both noninterest income and noninterest expense.

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

    On June 30, 1998, the Company consummated the acquisition of Southwest Bancshares the holding company for Southwest Federal Savings and Loan Association of Chicago ("the Association"). The transaction was accounted for under the pooling-of-interests method of accounting and 1.1981 shares of Alliance Bancorp common stock were exchanged for each share of Southwest Bancshares outstanding common stock. There were 3,411,500 shares of Alliance Bancorp shares issued for 2,847,585 shares of Southwest Bancshares. Southwest Bancshares had total assets of $391 million and deposits of $308 million at the date of acquisition. The consolidated financial statements of Alliance Bancorp for periods prior to the combination have been restated to include the accounts and the results of operations of Southwest Bancshares for all periods presented.

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

    The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 11.20% for the quarter ended September 30, 1999.

    The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1999, cash and cash equivalents totaled $58.9 million.

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

    The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, provided $116.2 million for the nine months ended September 30, 1999. Net cash related to investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed and investment securities available for sale, offset by sales of mortgage-backed securities available for sale, maturities of investment securities available for sale, principal collections on loans and mortgage-backed securities, utilized $121.1 million for the nine months ended September 30, 1999. Net cash utilized by financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds, the payment of dividends and the purchase of treasury stock, totaled $17.2 million for the nine months ended September 30, 1999.

    In connection with the Company's loan origination activities, the Company's interest rate risk management policy specifies the use of certain hedging activities in an attempt to reduce exposure to changes in loan market prices from the time of commitment until securitization. The Company may engage in hedging transactions as a method of reducing its exposure to interest rate risk present in the secondary market. The Company's hedging transactions are generally forward commitments to sell fixed-rate mortgage-backed securities at a specified future date. The loans securitized through the Federal National Mortgage Association ("FNMA") are generally used to satisfy these forward commitments. The sale of fixed-rate mortgage-backed securities for future delivery presents a risk to the Company that, if the Company is not able to deliver the mortgage-backed securities on the specified delivery date, it may be required to repurchase the forward commitment to sell at the then current market price. At September 30, 1999 the Company had no forward commitments to sell FNMA mortgage-backed securities.

    The Bank's tangible capital ratio at September 30, 1999 was 6.53%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $98.3 million. The Bank's leverage capital ratio at September 30, 1999 was 6.53%. This exceeded the leverage capital requirement of 3.0% of adjusted assets by $68.9 million. The Bank's risk-based capital ratio was 11.65% at September 30, 1999. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $41.6 million.

Changes in Financial Condition

    The Company had total assets of $2.0 billion at September 30, 1999, a decrease of $16.5 million, or 0.8%, from December 31, 1998. Mortgage-backed and investment securities increased $101.6 million offset by a decrease in cash and cash equivalents and due from broker of $93.4 million. Loans decreased $36.2 million. Loans held for sale were $35.1 million at September 30, 1999 compared to $110.6 million at December 31, 1998, a decrease of $75.5 million.

    Loans totaled $1.3 billion at September 30, 1999, a decrease of $36.2 million from December 31, 1998. Loan originations were $805.3 million for the nine months ended September 30, 1999, offset by loan sales of $600 million and principal repayments of $241.6 million.

    Deposits totaled $1.2 billion at September 30, 1999, a decrease of $56.7 million. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas. Borrowed funds totaled $528 million at September 30, 1999, an increase of $63.2 million. This increase was necessitated as a result of the decrease in the deposit base.

    Stockholders' equity totaled $165.1 million at September 30, 1999, a decrease of $20.9 million. On February 2, 1999, the Company announced a stock repurchase plan under which the Company is authorized to repurchase up to 1,146,000 shares of its outstanding common stock. At September 30, 1999, 968,000 shares had been repurchased for a total cost of $20.1 million, which is reflected as a reduction in stockholders' equity. In addition, stockholders' equity was reduced by $10.4 million as a result of changes in the market values of investment securities and mortgage-backed securities available for sale, net of tax. At September 30, 1999, the number of common shares outstanding was 10,538,751 and the book value per common share outstanding was $15.66 per share. On September 17, 1999, the Company declared a $0.14 per share cash dividend payable October 14, 1999 to shareholders of record on September 30, 1999.

Year 2000

    The Company has established a Year 2000 Project plan to address systems and facilities changes necessary to properly recognize dates after 1999, has assigned implementation responsibilities, and has established management and Board reporting processes. All of the Company's significant financial accounting systems are provided under contract with major national banking systems providers who are progressing under their own Year 2000 plans. Most significant systems changes have been completed as of September 30, 1999. The Company's plan follows the five step approach required by its regulators: Awareness, Assessment, Modification, Verification, and Implementation. The Company's project also addresses its other suppliers, customers, and other constituents, as well as remediation and business resumption contingency plans. The costs of the project, and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. The primary uncertainty facing the Company is the ability of third party systems providers to identify and modify software as planned. Specific factors that might cause material differences from plans include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

    Additional information about the Company's Year 2000 status at September 30, 1999 was as follows:

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

Asset Quality
Non-performing Assets

    The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at September 30, 1999 nor during the quarter ended September 30, 1999, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans as these are considered small, homogenous loans.

                                                                     Quarter Ended
                                           -----------------------------------------------------------------------
                                           September 30,    June 30,    March 31,    December 31,    September 30,
(Dollars in thousands)                         1999           1999        1999          1998             1998
------------------------------------------------------------------------------------------------------------------
Non-accrual mortgage loans
  90 days or more past due                 $       3,656       3,416        4,513           3,117            3,363
Non-accrual commercial loans
  90 days or more past due                             -         250            -               -                -
Non-accrual consumer loans
  90 days or more past due                           302         177          157             165               61
                                           -----------------------------------------------------------------------
Total non-performing loans                         3,958       3,843        4,670           3,282            3,424
Total foreclosed real estate                          78         164          148             514              212
                                           -----------------------------------------------------------------------
Total non-performing assets                $       4,036       4,007        4,818           3,796            3,636
                                           -----------------------------------------------------------------------
Total non-performing loans
  to total loans                                    0.30%       0.30         0.37            0.25             0.24

Total non-performing assets
  to total assets                                   0.21%       0.21         0.25            0.19             0.17

Classification of Assets

    The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

    As of September 30, 1999 the Company had total classified assets of $3.9 million, of which $3.6 million were classified "substandard" and $330,000 were classified as "doubtful." The assets so classified consisted of auto loans, mortgage and consumer loans and foreclosed single family residential loans (real estate owned).

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

    The Company seeks to reduce the volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, the Company has attempted to increase the percentage of assets, whose interest rates adjust more frequently, and to reduce the average maturity of such assets. A principal focus in recent years has been the origination of adjustable-rate residential real estate loans and consumer loans, which generally have shorter maturities than fixed-rate residential real estate loans. The Company also originates shorter maturity fixed-rate commercial real estate loans and purchases commercial leases, which generally mature or reprice more quickly than fixed-rate residential real estate loans.

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

Interest Rate Sensitivity Gap Analysis

                                                                        At September 30, 1999
                                                  ----------------------------------------------------------------------
                                                                      More Than     More Than
                                                         1 Year          1 Year       3 Years     More Than
(Dollars in thousands)                                  or Less      To 3 Years    To 5 Years       5 Years        Total
------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                                $     320,497         182,253       165,900       397,874    1,066,524
Equity lines of credit (1)                               94,289               -             -             -       94,289
Consumer loans and leases (1)                             9,551          29,743        88,383        10,906      138,583
Mortgage-backed securities (2)                          143,949          74,485        53,597       157,605      429,636
Interest-bearing deposits                                39,072               -             -             -       39,072
Investment securities (2)                                28,660             952         4,129        74,529      108,270
------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                         636,018         287,433       312,009       640,914    1,876,374

Interest-Bearing Liabilities:
Savings accounts                                         35,039          53,222        34,696        83,157      206,114
NOW interest-bearing accounts                            22,210          20,330         5,440        12,046       60,026
Money market accounts                                    67,089           9,344         4,448         4,042       84,923
Certificate accounts                                    596,216         230,230        11,075             -      837,521
Borrowed funds                                          146,950         168,200       112,500       100,000      527,650
------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                    867,504         481,326       168,159       199,245    1,716,234
------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                          $    (231,486)       (193,893)      143,850       441,669      160,140
------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap               $    (231,486)       (425,379)     (281,529)      160,140
------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
  percentage of total assets                             (11.68)%        (21.46)       (14.21)         8.08
Cumulative net interest-earning assets as a
  percentage of interest-bearing liabilities              73.32 %         68.46         81.44        109.33
------------------------------------------------------------------------------------------------------------------------

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

                                                                           Three Months Ended September 30,
                                                   -----------------------------------------------------------------------------
                                                                   1999                                     1998
                                                   -----------------------------------     -------------------------------------
                                                                               Average                                   Average
                                                        Average                 Yield/          Average                   Yield/
(Dollars in thousands)                                  Balance     Interest      Cost           Balance     Interest       Cost
--------------------------------------------------------------------------------------     -------------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net                                $  1,063,287    $  19,852      7.47%     $  1,182,781    $  21,685       7.33%
Equity lines of credit                                   95,985        1,812      7.49            95,410        1,915       7.96
Consumer loans and leases                               122,250        2,461      8.00            67,376        1,411       8.38
Mortgage-backed securities                              447,762        7,208      6.44           489,178        8,012       6.55
Interest-bearing deposits                                34,443          447      5.08            10,779          152       5.52
Investment securities                                   101,327        1,747      6.88           134,851        2,391       7.09
--------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         1,865,054       33,527      7.18         1,980,375       35,566       7.18
Noninterest-earning assets                               96,741                                   60,087
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                       $  1,961,795                             $  2,040,462
================================================================================================================================

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                                   $  1,023,140    $  11,820      4.58%     $  1,085,204    $  14,210       5.20%
NOW interest-bearing accounts                            64,929          152      0.93            70,707          181       1.02
Money market accounts                                    86,729          727      3.33           109,479          901       3.27
--------------------------------------------------------------------------------------------------------------------------------
Total deposits                                        1,174,798       12,699      4.29         1,265,390       15,292       4.79
Funds borrowed:
Borrowed funds                                          521,397        7,070      5.31           503,380        7,136       5.55
Collateralized mortgage
   obligations                                                -            -         -               208            6      11.54
--------------------------------------------------------------------------------------------------------------------------------
Total funds borrowed                                    521,397        7,070      5.31           503,588        7,142       5.55
--------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                    1,696,195       19,769      4.60         1,768,978       22,434       5.01
Noninterest-bearing liabilities                          93,919                                   88,698
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     1,790,114                                1,857,676
Stockholders' equity                                    171,681                                  182,786
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                            $  1,961,795                             $  2,040,462
--------------------------------------------------------------------------------------------------------------------------------
Net interest income/
   interest rate spread                                            $  13,758      2.58%                     $  13,132       2.17%
--------------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
   net interest margin                             $    168,859                   2.95%     $    211,397                    2.65%
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities                            1.10 X                                   1.12 X
--------------------------------------------------------------------------------------------------------------------------------

                                                                             Nine Months Ended September 30,
                                                   ----------------------------------------------------------------------------
                                                                    1999                                    1998
                                                   -----------------------------------     ------------------------------------
                                                                               Average                                  Average
                                                        Average                 Yield/          Average                  Yield/
(Dollars in thousands)                                  Balance      Interest     Cost          Balance    Interest        Cost
-------------------------------------------        -----------------------------------     ------------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net                                $  1,076,690    $   59,793     7.40%    $  1,128,450   $  63,291        7.48%
Equity lines of credit                                   95,393         5,226     7.32           94,135       5,610        7.97
Consumer loans and leases                               105,321         6,418     8.14           54,476       3,403        8.33
Mortgage-backed securities                              417,887        19,792     6.31          412,966      20,580        6.64
Interest-bearing deposits                                74,547         2,619     4.63           50,652       2,163        5.63
Investment securities                                    99,462         5,078     6.81          143,831       7,545        6.99
-------------------------------------------        ----------------------------------------------------------------------------
Total interest-earning assets                         1,869,300        98,926     7.06        1,884,510     102,592        7.26
Noninterest-earning assets                               95,354                                  76,851
-------------------------------------------        ----------------------------------------------------------------------------
Total assets                                       $  1,964,654                            $  1,961,361
===========================================        ============================================================================

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                                   $  1,043,407    $   36,828     4.72%    $  1,087,649   $  42,426        5.22%
NOW interest-bearing accounts                            62,364           464     0.99           70,909         551        1.04
Money market accounts                                    85,538         2,089     3.27          110,527       2,654        3.21
-------------------------------------------        ----------------------------------------------------------------------------
Total deposits                                        1,191,309        39,381     4.42        1,269,085      45,631        4.81
Funds borrowed:
Borrowed funds                                          494,109        19,803     5.29          421,232      17,826        5.58
Collateralized mortgage
   obligations                                                -             -       -               505          44       11.68
-------------------------------------------        ----------------------------------------------------------------------------
Total funds borrowed                                    494,109        19,803     5.29          421,737      17,870        5.59
-------------------------------------------        ----------------------------------------------------------------------------
Total interest-bearing liabilities                    1,685,418        59,184     4.67        1,690,822      63,501        5.00
Noninterest-bearing liabilities                         100,130                                  90,970
-------------------------------------------        ----------------------------------------------------------------------------
Total liabilities                                     1,785,548                               1,781,792
Stockholders' equity                                    179,106                                 179,569
-------------------------------------------        ----------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                            $  1,964,654                            $  1,961,361
-------------------------------------------        ----------------------------------------------------------------------------
Net interest income/
   interest rate spread                                            $   39,742     2.39%                   $  39,091        2.26%
-------------------------------------------        ----------------------------------------------------------------------------
Net interest-earning assets/
   net interest margin                             $    183,882                   2.83%    $    193,688                    2.77%
-------------------------------------------        ----------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities                            1.11 X                                  1.11 X
-------------------------------------------        ----------------------------------------------------------------------------

                                                       At September 30,
                                                             1999
                                                    ---------------------
                                                                   Yield/
(Dollars in thousands)                                 Balance       Cost
-------------------------------------------        ----------------------
Assets:
Interest-earning assets:
Mortgage loans, net                                $ 1,063,904       7.47%
Equity lines of credit                                  94,397       7.93
Consumer loans and leases                              138,885       7.97
Mortgage-backed securities                             416,288       6.63
Interest-bearing deposits                               39,072       5.44
Investment securities                                  105,841       6.93
-------------------------------------------        ----------------------
Total interest-earning assets                        1,858,387       7.27
Noninterest-earning assets                             107,602
-------------------------------------------        ----------------------
Total assets                                       $ 1,965,989
===========================================        ======================

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                                     1,043,635       4.78%
NOW interest-bearing accounts                           60,026       0.95
Money market accounts                                   84,923       3.39
-------------------------------------------        ----------------------
Total deposits                                       1,188,584       4.49
Funds borrowed:
Borrowed funds                                         527,650       5.29
Collateralized mortgage
   obligations                                              --         --
-------------------------------------------        ----------------------
Total funds borrowed                                   527,650       5.29
-------------------------------------------        ----------------------
Total interest-bearing liabilities                   1,716,234       4.73
Noninterest-bearing liabilities                         84,679
-------------------------------------------        ----------------------
Total liabilities                                    1,800,913
Stockholders' equity                                   165,076
-------------------------------------------        ----------------------
Total liabilities and
   stockholders' equity                            $ 1,965,989
-------------------------------------------        ----------------------
Net interest income/
   interest rate spread                                              2.54%
-------------------------------------------                        ------
Net interest-earning assets/
   net interest margin
-------------------------------------------
Interest-earning assets to
   interest-bearing liabilities
-------------------------------------------

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


                                      Three Months Ended September 30, 1999         Nine Months Ended September 30, 1999
                                                   Compared To                                  Compared To
                                      Three Months Ended September 30, 1998         Nine Months Ended September 30, 1998
                                      -------------------------------------         ------------------------------------
                                               Increase (Decrease)                             Increase (Decrease)
                                             In Net Interest Income                          In Net Interest Income
                                                    Due To                                           Due To
                                      -------------------------------------         ------------------------------------

(In thousands)                          Volume          Rate          Net             Volume         Rate          Net
------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net                   $  (2,238)          405        (1,833)           (2,837)        (661)       (3,498)
Equity lines of credit                       11          (114)         (103)               75         (459)         (384)
Consumer loans and leases                 1,116           (66)        1,050             3,095          (80)        3,015
Mortgage-backed securities                 (670)         (134)         (804)              243       (1,031)         (788)
Interest-bearing deposits                   308           (13)          295               883         (427)          456
Investment securities                      (575)          (69)         (644)           (2,277)        (190)       (2,467)
------------------------------------------------------------------------------------------------------------------------
   Total                                 (2,048)            9        (2,039)             (818)      (2,848)       (3,666)
------------------------------------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                 (1,055)       (1,538)       (2,593)           (2,691)      (3,559)       (6,250)
Funds borrowed                              241          (313)          (72)            2,907         (974)        1,933
------------------------------------------------------------------------------------------------------------------------
   Total                                   (814)       (1,851)       (2,665)              216       (4,533)       (4,317)
------------------------------------------------------------------------------------------------------------------------
Net change in net interest income     $  (1,234)        1,860           626            (1,034)       1,685           651
========================================================================================================================


Comparison of Operating Results for the Three Months Ended
September 30, 1999 and September 30, 1998

General

   Net income totaled $4,628,000, or $0.41 per diluted share for the three months ended September 30, 1999, as compared to $3,844,000, or $0.32 per diluted share reported for the quarter ended September 30, 1998. Net interest income for the three months ended September 30, 1999 was $13.8 million, an increase of $626,000, or 4.8%, from the September 30, 1998 quarter of $13.1 million.

Interest Income

   Interest income for the quarter ended September 30, 1999 totaled $33.5 million, a decrease of $2.0 million, or 5.7%, from the prior year's quarter. Interest income on mortgage loans, the largest component of interest-earning assets, decreased $1.8 million, or 8.5%, to $19.9 million from the September 1998 quarter. The average balance of the mortgage portfolio decreased $119.5 million. The decrease in the average mortgage portfolio is primarily attributed to the decrease in loans held for sale which decreased $67.2 million. However, this decrease had a positive effect on the average yield. The Bank's mortgage loan portfolio for the year ago period was affected by market conditions which prevailed whereby, higher yielding loans were repaid and replaced by lower yielding loans. The annualized average yield on the mortgage loan portfolio increased to 7.47% for the three months ended September 30, 1999 from 7.33% for the 1998 period. Interest income on equity lines of credit decreased $103,000, or 5.4%, to $1.8 million from the prior year's quarter. The Bank's home equity line of credit product is priced based on the prime rate, which for the current quarter was an average of 8.00% as compared to 8.50% for the comparable quarter a year ago. The average balance of equity lines of credit increased slightly from the September

1998 quarter. Interest income on consumer loans and leases increased $1.1 million for the three months ended September 30, 1999. The average balance of the consumer loans and leases increased $54.9 million, or 81.4% from the 1998 period, primarily as a result of indirect auto lending. Interest income on mortgage-backed securities for the three months ended September 30, 1999 decreased $804,000 to $7.2 million and the average balance of the mortgage-backed securities portfolio decreased $41.4 million from the September 1998 period. The annualized average yield on the mortgage-backed securities portfolio decreased to 6.44% for the three months ended September 30, 1999 from 6.55% for the 1998 period. Interest income on investment securities for the three months ended September 30, 1999 decreased $644,000 to $1.7 million and the average balance of the investment securities portfolio decreased $33.5 million from the September 1998 period. The annualized average yield on the investment securities portfolio decreased to 6.88% for the three months ended September 30, 1999 from 7.09% for the 1998 period. Until recently, market interest rates had been declining, leading to rapid repayment of mortgage-backed securities and the maturity of callable Federal Home Loan Bank notes. The net cash received from these portfolios was reinvested at then current market rates resulting in lower yields. Purchases of mortgage-backed and investment securities for the three months ended September 30, 1999 totaled $10.2 million offset by maturities, sales and principal repayments of $66.3 million.

Interest Expense

   Interest expense on deposit accounts decreased $2.6 million, or 17.0%, to $12.7 million, for the quarter ended September 30, 1999 compared to the prior year's quarter. The decrease is related to both a decrease in the average interest-bearing deposit base and the annualized average cost of deposits. The annualized average cost of deposits for the three months ended September 30, 1999 was 4.29%, a decrease from the annualized average cost of 4.79% for the September 1998 period. The average interest-bearing deposit base decreased $90.6 million to $1.2 billion during the 1999 period. For the quarter ended September 30, 1999, the Company recorded interest expense on borrowed funds of $7.1 million on an average balance of $521.4 million at an annualized cost of 5.31% primarily related to FHLB borrowings. Additional net proceeds from FHLB borrowings for the three months ended September 30, 1999 totaled $10.7 million.

Net Interest Income

   Net interest income for the three months ended September 30, 1999 increased $626,000 or 4.8%, to $13.8 million from the 1998 period. The annualized average yield on interest-earning assets remained unchanged at 7.18%. The annualized average cost of interest-bearing liabilities decreased from 5.01% to 4.60%.
This resulted in an annualized average net interest rate spread of 2.58% for the three-month period ended September 30, 1999 compared to 2.17% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities decreased during the three months ended September 30, 1999 compared to the 1998 period.

Provision for Loan Losses

   Based on management's evaluation of the loan portfolio, a provision of $50,000 for loan losses was recorded during the quarter ended September 30, 1999 and 1998. The allowance for loan losses represents 0.48% of total loans receivable at September 30, 1999. The amount of non-performing loans at September 30, 1999, was $4.0 million, or 0.30% of total loans, compared to $3.4 million or 0.24% of total loans at September 30, 1998.

Noninterest Income

   Total noninterest income for the three months ended September 30, 1999 was $5.2 million, an increase of $499,000 from the 1998 period. Income from real estate operations increased $623,000 from the year ago period, primarily due to income generated from additional investments in joint venture partnerships entered into in 1998. Other fees and commissions increased $63,000, primarily due to loan origination fees contributed by Preferred. Net gains on sales of loans, mortgage-backed and investment securities totaled $339,000 for the 1998 quarter as compared to a loss of $11,000 for the current 1999 quarter. The three months ended September 30, 1998 included a valuation reserve of $108,000 related to mortgage servicing rights and a write-down of $83,500 in value of various equity securities, reflecting decreases in their respective market values.

Noninterest Expense

   Noninterest expense for the quarter ended September 30, 1999 totaled $12.2 million, an increase of $946,000, or 8.4% from the prior year's quarter. Compensation and benefits increased $461,000, or 7.5%. This increase is primarily related to the origination, sale and delivery of loans by Preferred. Occupancy expense increased $155,000 primarily due to depreciation expense on additional equipment. Other noninterest expense increased $352,000. This increase is primarily attributable to consulting fees related to operational efficiency studies and other loan servicing and loan origination costs.

Income Tax Provision

   The provision for income taxes for the three months ended September 30, 1999 was $2.0 million. The effective tax rate for the three months ended September 30, 1999 was 30.4% compared to the effective tax rate of 40.6% for the prior year quarter. The decrease in the current quarter's income tax provision reflects lower state taxable income. This benefit is a direct result of certain structural changes initiated by the Company in order to position itself for future business opportunities.

Comparison of Operating Results for the Nine Months Ended
September 30, 1999 and September 30, 1998

General

   Net income totaled $13,736,000, or $1.18 per diluted share for the nine months ended September 30, 1999, as compared to $10,422,000, or $0.87 per diluted share reported for the nine months ended September 30, 1998. On June 30, 1998, the Company completed its acquisition of Southwest Bancshares, which was accounted for as a pooling-of-interests. The prior year period included acquisition related costs, totaling $3,795,000, reducing net income by $2,679,000, resulting in a decrease in diluted earnings per share by $0.22. These costs included professional fees, data processing conversion penalties and employee severance. Net interest income for the nine months ended September 30, 1999 was $39.7 million, an increase of $651,000 from the September 30, 1998 period.

Interest Income

   Interest income for the nine months ended September 30, 1999 totaled $98.9 million, a decrease of $3.7 million, or 3.6%, from the prior year's period. Interest income on mortgage loans, the largest component of interest-earning assets, decreased $3.5 million, or 5.5%, to $59.8 million from the September 1998 period. The average balance of the mortgage portfolio decreased $51.8 million. This decrease in the average mortgage portfolio is primarily due to a decrease in loans held for sale. The annualized average yield on the mortgage loan portfolio decreased to 7.40% for the nine months ended September 30, 1999 from 7.48% for the 1998 period. The Bank's mortgage loan portfolio is being affected by market conditions which prevailed over the period of June 1998 through March 1999, whereby, higher yielding loans were repaid and replaced by lower yielding loans. Interest income on equity lines of credit decreased $384,000, or 6.8%, to $5.2 million from the prior year's period. The Bank's home equity line of credit is priced based on the prime rate, which for the current nine months was an average of 7.83% as compared to 8.50% for the comparable period a year ago. The average balance of equity lines of credit increased $1.3 million, or 1.3%, to $95.4 million from $94.1 million from the September 1998 period. Interest income on consumer loans and leases increased $3.0 million to $6.4 million for the nine months ended September 30, 1999. The average balance of the consumer loans and leases increased $50.8 million from the 1998 period, primarily as a result of the continued growth of indirect auto lending. Interest income on mortgage-backed securities for the nine months ended September 30, 1999 decreased $788,000 to $19.8 million and the average balance of the mortgage-backed securities portfolio increased $4.9 million from the September 1998 period. Interest income on investment securities for the nine months ended September 30, 1999 decreased $2.5 million to $5.1 million and the average balance of the investment securities portfolio decreased $44.4 million from the September 1998 period. The decreases in the average annualized yields on the mortgage-backed and investment portfolios can be attributed to the market interest rates which had been declining, until recently, leading to rapid repayment of mortgage-backed securities and the maturity of callable Federal Home Loan Bank notes. The net cash received from these portfolios was reinvested at current market rates resulting in lower yields. Purchases of mortgage-backed and investment securities for the nine months ended September 30, 1999 totaled $312.2 million offset by maturities, sales and principal repayments of $265.6 million. The average balance of interest-bearing cash increased $23.9 million, to $74.5 million primarily as a result of repositioning the investment portfolios to accommodate the cash flow and liquidity needs of the Bank.

Interest Expense

   Interest expense on deposit accounts decreased $6.3 million, or 13.7%, to $39.4 million, for the nine months ended September 30, 1999 compared to the prior year's period. The decrease is related to both a decrease in the average interest-bearing deposit base and the annualized average cost of deposits. The annualized average cost of deposits for the nine months ended September 30, 1999 was 4.42%, a decrease from the annualized average cost of 4.81% for the September 1998 period. The average interest-bearing deposit base decreased $77.8 million to $1.2 billion during the 1999 period. For the nine months ended September 30, 1999, the Company recorded interest expense on borrowed funds of $19.8 million on an average balance of $494.1 million at an annualized cost of 5.29% primarily related to FHLB borrowings. Additional net proceeds from FHLB borrowings for the nine months ended September 30, 1999 totaled $63.2 million.

Net Interest Income

   Net interest income for the nine months ended September 30, 1999 increased $651,000. The annualized average yield on interest-earning assets decreased from 7.26% to 7.06% when comparing the 1998 and 1999 periods. The annualized average cost of interest-bearing liabilities decreased from 5.00% to 4.67%.
This resulted in an annualized average net interest rate spread of 2.39% for the nine-month period ended September 30, 1999 compared to 2.26% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities decreased during the nine months ended September 30, 1999 compared to the 1998 period.

Provision for Loan Losses

   Based on management's evaluation of the loan portfolio, a provision of $150,000 for loan losses was recorded during the nine months ended September 30, 1999 as compared to $212,000 recorded during the nine months ended September 30, 1998. The allowance for loan losses represents 0.48% of total loans receivable at September 30, 1999. The amount of non-performing loans at September 30, 1999, was $4.0 million, or 0.30% of total loans, compared to $3.4 million or 0.24% of total loans at September 30, 1998.

Noninterest Income

   Total noninterest income for the nine months ended September 30, 1999 was $18.6 million, an increase of $2.9 million from the 1998 period. Other fees and commissions increased $1.5 million due to an increase in loan origination fees contributed by Preferred. The current nine months includes gains on sales of loans, mortgage-backed and investment securities of $436,000, compared to $995,000 for the 1998 period. Income from real estate operations for the nine months ended September 30, 1999 increased $1.5 million, primarily due to income generated from additional investments in joint venture partnerships entered into in 1998. Real estate income for the 1998 period included income of $474,000 related to the termination of a real estate venture. Other income for the nine months ended September 30, 1999, includes a gain on the sale of Liberty Financial Services Inc.'s insurance book of business of $250,000.

Noninterest Expense

   Noninterest expense for the nine months ended September 30, 1999 totaled $37.9 million, an increase of $791,000 from the prior year's period. The nine months ended September 30, 1998 included acquisition costs including professional fees, data processing conversion penalties and employee severance of $3.8 million. Exclusive of these expenses, noninterest expense increased $4.6 million. Compensation and benefits increased $2.4 million, or 12.8%, exclusive of the prior year acquisition costs. This increase is primarily related to the origination, sale and delivery of loans by Preferred for a total of $1.7 million. Occupancy expense increased $709,000 primarily due to depreciation expense on additional equipment. Computer services expense decreased $94,000, exclusive of year ago acquisition costs. Other noninterest expense increased $1.7 million, exclusive of year ago acquisition costs. This increase is primarily attributable to consulting fees related to operational efficiency studies and other loan servicing and loan origination costs.

Income Tax Provision

   The provision for income taxes for the nine months ended September 30, 1999 was $6.5 million. The effective tax rate for the nine months ended September 30, 1999 was 32.2% compared to the effective tax rate of 40.4% for the nine months ended September 30, 1998. The lower effective tax rate for the current period was due to a reduction in the provision of $700,000 as a result of the completion of a review of the Company's tax liability and lower state taxable income. This benefit is a direct result of certain structural changes initiated by the Company in order to position itself for future business opportunities. The effective tax rate for the prior year's period included certain acquisition costs which were not tax deductible.

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

Item 5.  Other Information

          Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

            (a) Exhibit No. 11 Statement re: Computation of Per Share Earnings

                                                                                   Three Months Ended
                                                                        September 30, 1999      September 30, 1998
                                                                     ----------------------------------------------
Net income                                                           $           4,628,000                3,844,000
                                                                     ----------------------------------------------

Basic earnings per share-weighted average shares                                10,846,200               11,441,186

Effect of dilutive securities-stock options                                        526,087                  537,904
                                                                     ----------------------------------------------

Diluted earnings per share-adjusted weighted average shares                     11,372,287               11,979,090
                                                                     ----------------------------------------------

Basic earnings per share                                             $                0.43                     0.34
                                                                     ----------------------------------------------

Diluted earnings per share                                           $                0.41                     0.32
                                                                     ----------------------------------------------

                                                                                   Nine Months Ended
                                                                        September 30, 1999      September 30, 1998
                                                                     ----------------------------------------------
Net income                                                           $          13,736,000               10,422,000
                                                                     ----------------------------------------------

Basic earnings per share-weighted average shares                                11,092,453               11,366,104

Effect of dilutive securities-stock options                                        522,981                  607,592
                                                                     ----------------------------------------------

Diluted earnings per share-adjusted weighted average shares                     11,615,434               11,973,696
                                                                     ----------------------------------------------

Basic earnings per share                                             $                1.24                     0.92
                                                                     ----------------------------------------------

Diluted earnings per share                                           $                1.18                     0.87
                                                                     ----------------------------------------------

          (b)      Reports on Form 8-K.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Alliance Bancorp


Dated:  November 8, 1999                      /s/ Kenne P. Bristol
        ------------------------              ---------------------------------
                                              Kenne P. Bristol
                                              President and
                                              Chief Executive Officer

Dated:  November 8, 1999                      /s/ Richard A. Hojnicki
        ------------------------              ---------------------------------
                                              Richard A. Hojnicki
                                              Executive Vice President and
                                              Chief Financial Officer