Form 10-K405
period 1999-12-31
ALLIANCE BANCORP
filed 2000-03-21
CIK 885638

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

             Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the year ended December 31, 1999                Commission File No.: 0-20082


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___.
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $143,788,926 and is based upon the last sales price as quoted on NASDAQ for March 15, 2000.

     The Registrant had 9,777,255 shares of common stock outstanding as of March 15, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III-Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
===============================================================================

                                    PART I
Item 1.  Business.

General

     Alliance Bancorp (the "Company") is a registered savings and loan holding company incorporated under the laws of the state of Delaware and is primarily engaged in the business of providing financial service products to the public through its wholly-owned subsidiary, Liberty Federal Bank (the "Bank"). The Company and the Bank are also engaged in residential real estate development activities through investments in real estate joint ventures conducted through their real estate subsidiaries.

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

     Preferred Mortgage Associates, Ltd. ("Preferred"), established in 1987, was purchased by the Company on May 31, 1995. Preferred brokers loans for separate lenders locally and nationwide, including the Bank. Preferred has three mortgage origination offices including its headquarters in Downers Grove, Illinois. The origination of mortgage loans is highly dependent on market conditions, and therefore fluctuations occur in the net operating revenues contributed by Preferred.

     The Bank's earnings are also affected by noninterest income, including income related to loan origination fees contributed by Preferred and the noncredit consumer related financial services offered by the Bank, such as net commissions received by the Bank from securities brokerage services, loan servicing income, fee income on transaction accounts, and interchange fees from its shared ATMs. The Bank's noninterest income has also been affected by gains from the sale of various assets, including loans, mortgage-backed securities, investment securities, loan servicing, and real estate. Noninterest expense consists principally of employee compensation and benefits, occupancy expense, federal deposit insurance premiums, and other general and administrative expenses of the Bank and Preferred.

     On February 10, 1997, the Company (then named Hinsdale Financial Corporation) and Liberty Bancorp, Inc., the holding company for Liberty Federal Savings Bank, consummated a merger in a stock-for-stock exchange. In connection with that transaction, Liberty Federal Savings Bank was merged into Hinsdale Federal Bank for Savings, with the resulting Bank operating under the name Liberty Federal Bank. The transaction was accounted for under the purchase method of accounting and 1.054 shares of Alliance Bancorp common stock were exchanged for each share of Liberty Bancorp, Inc.'s outstanding common stock. There were 3,930,405 shares of common stock of Alliance Bancorp issued for 3,733,013 shares of Liberty Bancorp, Inc.'s common stock. Liberty Bancorp, Inc. had total assets of $680 million and deposits of $516 million at the date of the merger. The fair value of the net assets acquired approximated the purchase price, accordingly; no goodwill was recorded. Earnings for the year ended December 31, 1997 included the earnings of Liberty Bancorp, Inc. from the date of merger.

     In 1997, the Company changed its fiscal year to coincide with the calendar year, compared to the September 30 fiscal year it used in the past.

     On June 30, 1998, the Company consummated the acquisition of Southwest Bancshares, the holding company for Southwest Federal Savings and Loan Association of Chicago. The transaction was accounted for under the pooling-of-interests method of accounting and 1.1981 shares of Alliance Bancorp common stock were exchanged for each share of Southwest Bancshares outstanding common stock. There were 3,411,500 shares of Alliance Bancorp shares issued for 2,847,585 shares of Southwest Bancshares. Southwest Bancshares had total assets of $391 million and deposits of $308 million at the date of acquisition. The consolidated financial statements of Alliance Bancorp for periods prior to the combination have been restated to include the accounts and the results of operations of Southwest Bancshares for all periods presented.

Market Area and Competition

     The Bank's deposit gathering and lending areas include Chicago; north, west and southwestern Cook County; and DuPage County in Illinois, where the Bank's offices are located. The Bank currently operates out of nineteen full service locations. The Bank's home office is located in Hinsdale, Illinois. Management believes that all of its offices are located in communities that can generally be characterized as stable residential neighborhoods of predominantly one and two family residences. Preferred's market area includes the entire Chicago Metropolitan area.

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

Lending Activities

General

     The Company's loan portfolio, which totaled $1.4 billion at December 31, 1999, consists primarily of first mortgage loans secured by one-to four-family residences. At December 31, 1999, 49% of total loans receivable consisted of one-to four-family residential loans. This compares to 62% of total loans receivable consisting of one-to four-family residential loans at December 31, 1998. The remaining portfolio at December 31, 1999, consisted of multi-family residential loans ($173 million), commercial real estate loans ($140 million), construction and land loans ($177 million), commercial leases ($21 million), home equity lines of credit ($100 million), commercial business loans ($4 million), and consumer loans ($127 million), consisting of home equity loans, student loans, personal loans and automobile loans. The composition of the loan portfolio has changed in recent years as a result of an emphasis on originating multi-family loans, commercial real estate loans, home equity lines of credit and indirect auto lending in attempt to improve the overall yield on the portfolio.

     All mortgage loans are reviewed by the Board of Directors, and all loans in excess of $1,000,000 are individually reviewed by the Board of Directors prior to issuance of a commitment. All loans between $300,000 and $1,000,000 require review and approval by the Senior Management Credit Review Committee.

One-to Four-Family Mortgage Loans

     The Bank offers a variety of first mortgage loans secured by one-to four-family, primarily owner-occupied, residences, including townhouse and condominium units, located within the Bank's lending area. Fixed-rate and adjustable-rate conforming mortgage loans originated or purchased by the Bank maybe held in the portfolio or sold into the secondary market. The Bank originates or purchases one-to four-family residential mortgage loans in amounts up to 97% of the appraised value of the secured property. In cases where the loan to value ratio exceeds 80%, the Bank requires private mortgage insurance on the loan. The Bank generally follows Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for all one-to four-family residential mortgage loans. The Bank's primary source of loan originations is through Preferred. Preferred operates out of three locations in the Chicago area as well as through the Bank's retail offices. Preferred's loan origination staff are commission based employees. They obtain loan referrals from realtors, builders, past customers, as well as through mass media marketing. The Bank will only purchase residential first mortgage loans that meet the Bank's underwriting standards, which generally follow FNMA and FHLMC guidelines. For the year ended December 31, 1999, one-to four-family mortgage loan originations and purchases totaled $639 million.

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

     Most adjustable-rate mortgage loans ("ARMs") originated or purchased by the Bank are underwritten according to FNMA standards and held in portfolio. The ARM loans offered include loans that have a first payment adjustment after one, three, or five years. The ARM interest rates offered are determined by secondary market pricing, competitive conditions and the Bank's yield requirements. One year ARMs are underwritten based on the initial rate, as well as the fully indexed rate after the first adjustment period in order to minimize default risk. Generally, the one year ARMs have an annual interest rate cap of 2% and a maximum increase of 6% over the life of the loan. These adjustments are based on the one year Treasury index. The three and five year ARMs are underwritten based upon the initial rate which approximates a fully indexed rate. The three and five year ARMs carry a fixed rate for the first three or five years and adjusts annually thereafter in the same manner as the one year ARM. The Bank also offers a three/three ARM which adjusts every three years based upon the three year Treasury index and has a 2% maximum rate adjustment and a 6% maximum rate increase over the life of the loan. As compared to fixed-rate loans, ARM loans generally pose different risks. In a rising interest rate environment, the underlying loan payment rises, which increases the potential for default by the borrower. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a decreasing rate environment, mortgagors tend to refinance into fixed-rate loans.

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

Multi-Family and Commercial Real Estate Lending

     At December 31, 1999, multi-family loans represent 12% of total loans receivable. Multi-family residential mortgage loans are offered under the Bank's ARM or balloon programs with various initial rate periods. Multi-family owner-occupied residential mortgage loans are made for terms to maturity of up to 30 years, carry a loan-to-value ratio of approximately 80% and require a positive net operating income to debt service ratio. Loans secured by multi-family properties are qualified on the basis of rental income generated by the property. Commercial real estate loans include loans secured by retail stores, office buildings, office/warehouse, mixed use properties, and other non-residential properties. At December 31, 1999, commercial real estate loans represent 10% of total loans receivable. Commercial real estate and non owner-occupied multi-family residential loans are underwritten based on cash flows on both a current and an as-projected basis and, in general, require a positive debt ratio coverage of 1.00 to 1.15. In most instances, the Bank obtains a guarantee from the borrower/developer. The management skills of the borrower are analyzed as part of the underwriting review process.

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

Construction Lending

     At December 31, 1999, construction loans represent 12% of total loans receivable. The Bank has a residential construction loan program which combines the construction loan and the mortgage loan in one closing. The Bank also handles inspections for the customer and offers single or multiple payout options. At December 31, 1999, residential construction loans represent 12% of total construction loans. The remainder of the construction loan portfolio at December 31, 1999 represents construction loans for non-residential and multi-family purposes. The Bank makes loans on unimproved vacant property and for the purpose of land acquisition and development when the borrower is expected to commence construction within 18 months. Multi-family construction loans represent 47% of the construction portfolio at December 31, 1999. Non-residential construction loans represent 41% of the construction portfolio at December 31, 1999. Non-residential real estate and multi-family residential construction loans are underwritten based on cash flows on an as-projected basis and, in general, require a positive debt ratio coverage of 1.00 to 1.15. In most instances, the Bank obtains a guarantee from the borrower/developer. The management skills of the borrower are also analyzed as part of the underwriting review process.

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

Commercial Leases

     The commercial leases in the Bank's portfolio are purchased from leasing companies or as participations from other lending institutions. Commercial leases generally involve terms of 20 to 60 months and finance data processing equipment and other commercial equipment such as telecommunication systems, hospital equipment, and manufacturing equipment. The Bank has no commercial leases for rolling stock or airplanes. The lessees are located throughout the United States and include primarily Fortune 1000 and other major companies in good financial condition. The rates for commercial leases are at a premium over rates on U.S. Treasury securities with comparable terms. The commercial lease financings are secured by the assignment of the underlying lease and ultimately the leased asset. Commercial leases involve certain risks primarily attributable to general economic conditions affecting the lease and the obsolescence of the equipment being leased. Generally, the lessee is required to maintain the equipment and carry casualty insurance covering the value of the equipment.

Equity Lines of Credit and Consumer Loans

  The Bank originates home equity loans secured by one-to four-family residences in its primary market area. The Bank's underwriting procedures for these loans include a review of the completed loan application, satisfactory credit report and verification of stated income and other financial information. An appraisal of the property securing the equity loan is required. Title insurance is obtained on equity loans over $100,000. For equity loans that are less than $100,000, the title is verified by a title search and a second lien position is secured. The Bank currently originates two types of equity loans. One is a home equity line of credit, which is originated for loan amounts ranging from $2,500 to $300,000 not to exceed 100% of the property's current appraised value less all existing liens. These loans carry a variable interest rate, which adjusts monthly based upon the prime rate, as published in the Wall Street Journal. The
                                                       -------------------
loan term is seven years and the majority of these loans require interest only payments with the full outstanding principal balance due at the maturity of the loan. The Bank also grants fixed-rate home equity loans for loan amounts up to $200,000, not to exceed 100% of the current appraised value of the related property less all existing liens. In cases were the loan to value ratio exceeds 80%, the Bank requires private mortgage insurance on the loan.

     The Bank offers automobile financing to customers within its market areas. Credit is offered to qualified borrowers for loan amounts up to 80% of the market value of the automobile at competitive rates with terms ranging from 30 to 60 months, depending on the age of the car.

     The Bank expanded its automobile lending to include indirect dealer financing in 1998 by hiring a qualified staff of professionals experienced in automobile dealer financing. At December 31, 1999, the balance of the indirect auto portfolio was $116.8 million.

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

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.

                                                           At December 31,
                                            1999                 1998                         1997
                                 ------------------------------------------------------------------------------
                                              Percent                  Percent                          Percent
                                                   of                       of                               of
                                     Amount     Total        Amount      Total         Amount             Total
                                 ----------------------    ---------------------   -------------     ----------
                                                                                 (Dollars in thousands)
Mortgage loans:
 One-to four-family              $    723,311     49.39%      856,343     62.36       857,409             68.50
 Multi-family                         172,614     11.79       165,628     12.06       125,392             10.02
 Commercial real estate               140,480      9.59       112,826      8.22        83,381              6.66
 Construction                         173,866     11.87        56,949      4.15        36,318              2.90
 Land                                   2,766      0.19         2,167      0.16        11,612              0.93
                                 ----------------------    ---------------------   ----------          --------
  Total mortgage loans              1,213,037     82.83     1,193,913     86.95     1,114,112             89.01
Other loans:
 Commercial leases                     20,846      1.42        24,243      1.77        35,502              2.84
 Home equity lines of credit          100,077      6.83        92,266      6.72        89,871              7.18
 Commercial business loans              4,163      0.28         4,325      0.31         4,286              0.34
 Consumer loans                       126,521      8.64        58,453      4.25         7,931              0.63
                                 ----------------------    ---------------------   ----------          --------
  Total loans receivable            1,464,644    100.00%    1,373,200    100.00     1,251,702            100.00
                                                 ------                  ------                        --------
Add (deduct):
 Loans in process                     (95,726)                (33,615)                (19,541)
 Premiums and deferred loan
  costs (fees), net                       379                     166                     262
 Allowance for loan losses             (6,031)                 (6,350)                 (6,170)
                                 ------------              ----------              ----------
 Loans receivable, net           $  1,363,266               1,333,401               1,226,253
                                 ------------              ----------              ----------

                                                                 At September 30,
                                                          1996                      1995
                                        ---------------------------------------------------------
                                                          Percent                         Percent
                                                               of                              of
                                           Amount           Total        Amount             Total
                                        ------------   -------------   -------------   ----------
Mortgage loans:
 One-to four-family                      652,572            75.27         690,564           79.31
 Multi-family                             75,721             8.74          73,991            8.50
 Commercial real estate                   45,995             5.31          40,268            4.63
 Construction                             18,827             2.17          14,086            1.62
 Land                                     13,137             1.52          17,202            1.98
                                        --------       ----------      ----------      ----------
  Total mortgage loans                   806,252            93.01         836,111           96.04
Other loans:
 Commercial leases                             -                -               -               -
 Home equity lines of credit              55,464             6.40          22,458            2.58
 Commercial business loans                   478             0.06             475            0.05
 Consumer loans                            4,629             0.53          11,547            1.33
                                        --------        ---------     -----------      ----------
  Total loans receivable                 866,823           100.00         870,591          100.00
                                                        ---------                      ----------
Add (deduct):
 Loans in process                        (11,240)                         (11,092)
 Premiums and deferred loan
  costs (fees), net                       (1,039)                          (1,266)
 Allowance for loan losses                (3,163)                          (3,343)
                                        --------                      -----------
 Loans receivable, net                   851,381                          854,890
                                        --------                      -----------

     The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the periods indicated:

                                                                                 Year Ended December 31,
                                                                            1999                1998                1997
                                                                --------------------------------------------------------
                                                                                    (In thousands)
Total loans receivable:
 At beginning of period                                           $    1,373,200           1,251,702             886,391
 Mortgage loans originated:
  One-to four-family                                                     634,713           1,040,827             598,660
  Multi-family                                                            57,476              74,551              27,024
  Commercial real estate                                                  48,236              38,762              19,439
  Construction                                                            64,270              48,506              27,003
  Land                                                                     2,599               4,167              11,688
                                                                --------------------------------------------------------
   Total mortgage loans originated                                       807,294           1,206,813             683,814
 Mortgage loans purchased:
  One-to four-family                                                       4,492               1,715               5,590
  Multi-family                                                               771               1,232               4,764
  Commercial real estate                                                       -                   -               3,331
  Construction                                                           103,525                   -                   -
  Land                                                                         -                   -                 121
                                                                --------------------------------------------------------
   Total mortgage loans purchased                                        108,788               2,947              13,806
 Other loans:
  Commercial leases                                                       12,981              11,473              22,385
  Home equity lines of credit, net                                         7,811               2,395              26,015
  Commercial business loans                                                  550                 304               3,811
  Consumer loans                                                         107,060              65,176               6,991
                                                                --------------------------------------------------------
   Total loans originated and purchased                                1,044,484           1,289,108             756,822

 Mortgage loans acquired, purchase of business                                 -                   -             497,317
 Transfer of mortgage loans to foreclosed real estate                       (718)             (1,420)               (375)
 Principal repayments                                                   (306,661)           (376,761)           (281,976)
 Sales of loans                                                         (645,661)           (789,429)           (606,477)
                                                                --------------------------------------------------------
 At end of period                                                 $    1,464,644           1,373,200           1,251,702
                                                                --------------------------------------------------------

Loan Maturity and Repricing

     The following table shows the scheduled principal amortization of the Company's mortgage loan portfolio at December 31, 1999. Loans that have adjustable rates are amortized using the current interest rate. The table does not include prepayments.

                                                                         At December 31, 1999
                                    --------------------------------------------------------------------------------------------
                                         One-to                                                                        Total
                                         Four-              Multi-            Commercial          Land and             Loans
                                         Family             Family           Real Estate        Construction         Receivable
                                    --------------     --------------     ---------------    ----------------    ---------------
                                                                                   (In thousands)
Mortgage loans:
Amounts due:
 Within one year                    $       25,599              8,953               6,089              56,290             96,931
 After one year:
  One to five years                        103,451             57,705              60,974             114,010            336,140
  Over five years                          580,915            105,956              73,417               6,332            766,620
                                    --------------     --------------     ---------------    ----------------    ---------------
Total due after one year                   684,366            163,661             134,391             120,342          1,102,760
                                    --------------     --------------     ---------------    ----------------    ---------------
Total mortgage loans held
 for investment                     $      709,965            172,614             140,480             176,632          1,199,691
                                    --------------     --------------     ---------------    ----------------
Mortgage loans held for sale                                                                                              13,346
Home equity lines of credit                                                                                              100,077
Commercial leases                                                                                                         20,846
Commercial business loans                                                                                                  4,163
Consumer loans                                                                                                           126,521
                                                                                                                 ---------------
Total loans receivable                                                                                                 1,464,644

Add (deduct):
Loans in process                                                                                                         (95,726)
Premiums and deferred loan
 costs, net                                                                                                                  379
Allowance for loan losses                                                                                                 (6,031)
                                                                                                                 ---------------
Loans receivable, net                                                                                            $     1,363,266
                                                                                                                 ---------------

     The following table sets forth, at December 31, 1999, the dollar amount of mortgage loans due after December 31, 2000, and indicates whether such loans have fixed interest rates or adjustable interest rates.

                                                                      Due after December 31, 2000
                                              --------------------------------------------------------------------------
                                                      Fixed                     Adjustable                   Total
                                              --------------------        --------------------        ------------------
                                                                             (In thousands)
One-to four-family                            $            420,490                     263,876                   684,366
Multi-family                                               141,569                      22,092                   163,661
Commercial real estate                                     103,806                      30,585                   134,391
Construction and land                                        2,083                     118,259                   120,342
                                              --------------------        --------------------        ------------------
Total mortgage loans                          $            667,948                     434,812                 1,102,760
                                              --------------------        --------------------        ------------------

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

  With respect to loans serviced by others, the Bank obtains monthly reports from the loan servicers. The Bank contacts the servicer with respect to any loan that becomes delinquent 60 days or more to review collection efforts. The Bank reviews the servicer's recommendation regarding foreclosure when a loan is between 60 and 90 days delinquent and instructs the servicer to proceed in accordance with the Bank's instructions.

  The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" for impaired loans. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Substantially all of the Company's lending is excluded from the provisions of SFAS No. 114 and SFAS No. 118. Of the remaining loans, which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at December 31, 1999 nor during the year ended December 31, 1999, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

  It is the policy of the Bank to discontinue the accrual of interest on any loan that is 90 days or more past due. The Bank historically has not incurred any significant losses on one-to four-family residential mortgage loans and typically has not incurred losses on the disposition of foreclosed one-to four-family residential properties.

  Set forth below is certain information regarding delinquent loans at December 31, 1999, 1998 and 1997.

                                                At December 31, 1999                                  At December  31, 1998
                               ---------------------------------------------------   ----------------------------------------------
                                       60-89 Days              90 Days or More             60-89 Days            90 Days or More
                               -----------------------  --------------------------   ----------------------------------------------
                                 Number     Principal      Number       Principal     Number     Principal     Number     Principal
                                   of        Balance          of          Balance         of       Balance         of       Balance
                                 Loans       of Loans      Loans         of Loans      Loans      of Loans      Loans      of Loans
                               --------   ------------  ----------     -----------   ---------   ----------   --------    ---------
                                               (Dollars in thousands)                                 (Dollars in thousands)
One-to four-family                   22   $     1,851         71        $   3,701         14      $  2,018         42      $  3,117
Multi-family                          1           113          -                -          -             -          -             -
Commercial leases                     -             -          -                -          3           132          -             -
Commercial loans                      2           486          3              189          -             -          -             -
Home equity lines of credit           -             -          4              212          2            92          5            84
Consumer loans                       23           331         30              439          6            50          6            81
                               --------   -----------   --------       ----------  ---------     ---------    -------     ---------
 Total loans                         48   $     2,781        108        $   4,541         25      $  2,292         53      $  3,282
                               --------   -----------  ---------       ----------  ---------     ---------    -------     ---------
Delinquent loans to total loans                  0.20%                       0.33%                    0.17%                    0.25%
                                          -----------                  ----------                ---------                ---------

                                                 At December 31, 1997
                                  --------------------------------------------------
                                          60-89 Days             90 Days or More
                                  -----------------------    -----------------------
                                    Number     Principal       Number      Principal
                                        of       Balance           of        Balance
                                     Loans      of Loans        Loans       of Loans
                                  --------   ------------    ----------  -----------
                                                 (Dollars in thousands)
One-to four-family                      25    $    2,708           40     $    3,576
Commercial leases                        4            99            -              -
Commercial loans                         -             -            4              8
Consumer loans                           1             9            4            109
                                  --------   -----------     ----------  -----------
 Total loans                            30    $    2,816           48     $    3,693
                                  --------   -----------     ----------  -----------
Delinquent loans to total loans                     0.22%                       0.30%
                                             -----------                ------------

  The following table sets forth information as to non-accrual loans as well as to other non-performing assets, at the dates indicated. The Bank discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed.


                                                                    December 31,                            September 30,
                                               -----------------------------------------------     -----------------------------
                                                    1999              1998             1997             1996             1995
                                               ------------      ------------     ------------     ------------     ------------
                                                                             (Dollars in thousands)
Non-accrual mortgage loans
 90 days or more past due                      $      3,701             3,117            3,576            1,743            2,001
Non-accrual commercial loans
 90 days or more past due                               189                 -                8                -                -
Non-accrual consumer loans
 90 days or more past due                               651               165              109                -               63
                                               ------------      ------------     ------------     ------------     ------------
  Total non-performing loans                          4,541             3,282            3,693            1,743            2,064
Total foreclosed real estate                            241               514              634              324               47
                                               ------------      ------------     ------------     ------------     ------------
  Total non-performing assets                  $      4,782             3,796            4,327            2,067            2,111
                                               ------------      ------------     ------------     ------------     ------------

Total non-performing loans to
 total loans                                           0.33%             0.25             0.30             0.20             0.24
                                               ------------      ------------     ------------     ------------     ------------

Total non-performing assets to
 total assets                                          0.24%             0.19             0.25             0.20             0.20
                                               ------------      ------------     ------------     ------------     ------------

  For the years ended December 31, 1999, 1998 and 1997, the interest that would have been included in income if the non-performing loans had been current in accordance with their terms, is $278,967, $140,118 and $197,511, respectively. During the same periods, interest recorded on non-performing loans totaled $170,588, $158,547 and $112,590, respectively.

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

  When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances, which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can require the establishment of additional general or specific loss allowances. The Bank regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

  As of December 31, 1999, the Bank had total classified assets of $4.8 million, of which $4.3 million were classified "substandard," and $500,000 were classified as "doubtful". The assets so classified consisted of auto loans, mortgage and consumer loans and foreclosed single family residential loans (real estate owned).

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

                                                                               For The Year Ended
                                                                 December 31,                      September 30,
                                                 ---------------------------------------------------------------------
                                                          1999          1998          1997          1996          1995
                                                 ---------------------------------------------------------------------
                                                                         (Dollars in thousands)
Balance at beginning of year                     $       6,350         6,170         3,023         3,343         3,486
Balance acquired in merger                                   -             -         3,203             -             -
Provision for loan losses                                  200           262            24            74           201
Charge-offs:
 Mortgage loans:
  One-to four-family                                      (270)         (110)          (52)          (27)            -
  Commercial real estate                                     -             -             -           (71)          (77)
 Commercial loans                                            -             -             -             -           (50)
 Consumer loans:
  Credit cards                                               -             -             -          (166)         (229)
  Auto loans                                              (294)          (34)          (10)           (9)            -
  Other                                                     (3)          (10)          (36)            -             -
Recoveries:
 Mortgage loans:
  One-to four-family                                        24            50             -             -             -
 Consumer loans:
  Credit cards                                               2             6            10            17            12
  Auto loans                                                21             5             8             2             -
  Other                                                      1            11             -             -             -
                                                 ---------------------------------------------------------------------
Balance at end of year                           $       6,031         6,350         6,170         3,163         3,343
                                                 ---------------------------------------------------------------------

Ratio of charge-offs during the year to average
 loans outstanding during the year                        0.04%         0.01          0.01          0.03          0.04
Ratio of allowance for loan losses to net
 loans receivable at end of year                          0.44%         0.48          0.50          0.37          0.39
Ratio of allowance for loan losses to non-
 performing loans at end of year                        132.81%       193.48        167.07        181.47        161.97

  The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                            December 31, 1999                December 31, 1998                December 31, 1997
                                     ------------------------------   -----------------------------   ------------------------------
                                                     % of Loans in                    % of Loans in                    % of Loans in
                                                 Category to Total                Category to Total                Category to Total
                                       Amount    Outstanding Loans      Amount    Outstanding Loans     Amount     Outstanding Loans
                                     --------  -------------------    --------  -------------------   --------   -------------------
                                                                            (Dollars in thousands)
Mortgage loans:
 One-to four-family                  $  2,021                49.39%   $  2,217               62.36%   $  2,526                68.50%
 Multi-family                             305                11.79         367               12.06         362                10.02
 Commercial real estate                   252                 9.59         245                8.22         275                 6.66
 Construction                              34                11.87           -                4.15           -                 2.90
 Land                                       -                 0.19           -                0.16           -                 0.93
Other loans:
 Commercial leases                         37                 1.42          66                1.77         103                 2.84
 Home equity lines of credit              209                 6.83         214                6.72         207                 7.18
 Commercial business                        -                 0.28           -                0.31           -                 0.34
 Consumer loans                           722                 8.64         301                4.25           -                 0.63
Unallocated                             2,451                    -       2,940                   -       2,697                    -
                                     --------             --------    --------            --------    --------            ---------
Total allowance for loan losses      $  6,031               100.00%   $  6,350              100.00%   $  6,170               100.00%
                                     -------              --------    --------            --------    --------            ---------


                                                      September 30, 1996                    September 30, 1995
                                              --------------------------------      ------------------------------
                                                                 % of Loans in                       % of Loans in
                                                             Category to Total                   Category to Total
                                                Amount       Outstanding Loans        Amount     Outstanding Loans
                                              --------   ---------------------      --------   -------------------
                                                                   (Dollars in thousands)
Mortgage loans:
 One-to four-family                           $    551                   75.27%     $    553                 79.31%
 Multi-family                                      675                    8.74           676                  8.50
 Commercial real estate                             75                    5.31            75                  4.63
 Construction                                        -                    2.17             -                  1.62
 Land                                                -                    1.52             -                  1.98
Other loans:
 Commercial leases                                   -                       -             -                     -
 Home equity lines of credit                         -                    6.40             -                  2.58
 Commercial business                                 -                    0.06             -                  0.05
 Consumer loans                                      -                    0.53           213                  1.33
Unallocated                                      1,862                       -         1,826                     -
                                              --------             ----------       --------             ---------
Total allowance for loan losses               $  3,163                  100.00%     $  3,343                100.00%
                                              --------             ----------       --------             ---------

Investment Activities

     The investment policy of the Company, as established by the Board of Directors and implemented by the asset/liability committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Company's lending activities. Federally chartered savings institutions such as the Bank have the authority to invest in various types of liquid assets including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a proportion of their assets in commercial paper, corporate debt securities and asset-backed securities. The Company's current policy does not allow the institution to engage in interest rate swaps or to invest in non-investment grade bonds or high-risk mortgage derivatives. The Company's investment policy does, however, allow for the use of mortgage-backed security short sales in hedging the amount of loans in the Bank's mortgage pipeline. These short sales, in effect, are forward commitments to sell mortgage-backed securities similar to those the Bank will deliver into the secondary market upon securitization of the loans it originates or purchases. At December 31, 1999, the Bank had no commitments to sell FNMA mortgage-backed securities.

     The following table sets forth certain information regarding the fair values of the Company's investment portfolios at the dates indicated:

                                                                                  At December 31,
                                                         ----------------------------------------------------------------
                                                                 1999                   1998                   1997
                                                         ------------------     ------------------     ------------------
                                                                 Fair                   Fair                   Fair
(In thousands)                                                  Value                  Value                  Value
-----------------------------------------------          ------------------     ------------------     ------------------
Interest-bearing deposits:
Certificates of deposit                                  $              107                    198                    195
FHLB daily investment                                                 7,206                 63,075                 39,927
Other daily investments                                               4,285                    529                    153
                                                         ------------------     ------------------     ------------------
Total interest-bearing deposits                          $           11,598                 63,802                 40,275
                                                         ------------------     ------------------     ------------------

Investment securities:
United States government and agency obligations          $           61,946                 58,833                131,132
Marketable equity securities                                          2,260                  2,349                  1,944
Other investment securities                                             288                    334                    371
                                                         ------------------     ------------------     ------------------
Total investment securities                              $           64,494                 61,516                133,447
                                                         ------------------     ------------------     ------------------

Mortgage-backed securities:
Federal Home Loan Mortgage Corporation                   $           14,580                 24,543                 36,345
Government National Mortgage Association                             52,428                109,282                 94,249
Federal National Mortgage Association                                22,712                 51,858                 63,398
Collateralized mortgage obligations                                 266,714                146,664                 40,877
                                                         ------------------     ------------------     ------------------
Total mortgage-backed securities                         $          356,434                332,347                234,869
                                                         ------------------     ------------------     ------------------

     The table below sets forth certain information regarding the maturities of the Company's investment portfolios at December 31, 1999.

                                               At December 31, 1999
                                      ------------------------------------
                                                           Weighted
                                              Fair          Average
Investment Securities                        Value            Yield
----------------------------------    ------------------------------------
                                              (Dollars in thousands)
Maturity Period:
Less than one year                    $         35             4.95%
One to five years                            2,896             5.99
Five to ten years                           42,200             6.75
More than ten years                         17,103             7.12
Marketable equity securities                 2,260             5.24
                                      -------------
Total investment securities           $     64,494             6.77
                                      -------------
Weighted average
 remaining years to maturity                    11
                                      -------------


                                                At December 31, 1999
                                      ------------------------------------
                                                            Weighted
                                              Fair           Average
Mortgage-Backed Securities                   Value             Yield
----------------------------------    ------------------------------------
                                              (Dollars in thousands)
Maturity Period:
Five to ten years                     $      1,568              8.22%
More than ten years                        354,866              6.64
                                      -------------
Total mortgage-backed securities      $    356,434              6.65
                                      -------------
Weighted average
 remaining years to maturity                    26
                                      -------------

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

  The following table presents the deposit activity of the Bank for the periods indicated:

                                                                            For The Year Ended December 31,
(In thousands)                                                      1999                1998                 1997
--------------------------------------------------           -------------------------------------------------------
Deposits                                                     $     3,040,294           3,424,961           2,805,002
Deposits acquired, including acquisition premium                           -                   -             515,640
Withdrawals                                                       (3,143,741)         (3,486,074)         (2,805,306)
                                                             -------------------------------------------------------
Net deposits (withdrawals)                                          (103,447)            (61,113)            515,336
Interest credited on deposits                                         47,601              53,490              47,028
                                                             -------------------------------------------------------
Total increase (decrease) in deposits                        $       (55,846)             (7,623)            562,364
                                                             -------------------------------------------------------

  At December 31, 1999, the Bank had outstanding $165.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                              Amount
                                        ------------------
                                          (In thousands)
Maturity Period
------------------------------
Three months or less                      $      38,402
Over three through six months                    37,413
Over six through twelve months                   44,871
Over twelve months                               45,128
                                        ------------------
 Total                                    $     165,814
                                        ------------------

     The following table sets forth the distribution of the Bank's average deposit accounts and the average interest rates paid on each category of deposits presented for the years indicated:


                                                                For The Year Ended December 31,
                             -------------------------------------------------------------------------------------------------------
                                          1999                                1998                                 1997
                             -------------------------------------------------------------------------------------------------------

                                                       Average                          Average                             Average
                                           Percent    Interest               Percent   Interest                  Percent   Interest
                                 Average   of Total       Rate     Average   of Total      Rate       Average   of Total       Rate
                                 Balance   Deposits       Paid     Balance   Deposits      Paid       Balance   Deposits       Paid
                             ----------------------------------  -------------------------------     -------------------------------
                                                                                   (Dollars in thousands)
Demand accounts:
NOW noninterest-bearing      $   62,375      4.98%           -%     58,626      4.45          -          44,100      3.56         -
NOW interest-bearing             62,941      5.03         0.98      64,991      4.94       0.96          68,856      5.56      1.96
Savings                         207,466     16.58         2.34     182,707     13.88       2.83         206,195     16.65      2.77
Money market                     85,097      6.80         3.24     104,009      7.90       3.24          91,476      7.39      3.16
                             --------------------                -------------------                 --------------------

Total                           417,879     33.39         1.97     410,333     31.17       2.23         410,627     33.16      2.42
                             ---------------------               -------------------                 --------------------

Certificate accounts:
Three months plus                17,520      1.40         4.20      15,202      1.15       4.76          13,522      1.09      4.84
Six months plus                 292,043     23.34         4.90     352,960     26.81       5.50         285,976     23.09      5.64
One year plus                   250,639     20.03         5.38     202,843     15.41       5.58         187,258     15.12      5.68
Two year plus                    56,331      4.50         5.52      75,521      5.74       5.70          78,939      6.37      5.89
Three year plus                  21,647      1.73         5.97      24,808      1.88       5.92          19,603      1.58      8.17
Four year plus                    3,852      0.31         5.75      10,783      0.82       6.02          10,381      0.84      5.90
Five year plus                   82,351      6.58         6.34      97,497      7.40       6.14         111,816      9.03      6.05
Jumbo                            70,030      5.60         5.49      76,912      5.84       5.80          55,132      4.45      5.47
Retirement and other             39,052      3.12         5.20      49,754      3.78       5.60          65,224      5.27      5.49
                             --------------------                -------------------                 --------------------

Total                           833,465     66.61         5.31     906,280     68.83       5.64         827,851     66.84      5.75
                             --------------------                -------------------                 --------------------

Total deposits               $1,251,344    100.00%        4.19%  1,316,613    100.00       4.58       1,238,478    100.00      4.65
                             --------------------                -------------------                 --------------------

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 1999, 1998 and 1997 and the periods to maturity of the certificate accounts outstanding at December 31, 1999.

                                                                                        Period to Maturity
                                      At December 31,                                 from December 31, 1999
                          ------------------------------------------     -------------------------------------------------------
                                                                           Within            One to
                               1999           1998           1997         One Year      Three Years      Thereafter      Total
                          -------------    ----------     ----------     -----------   -------------    ------------   ---------
                                                                       (In thousands)
Certificate accounts:
  5.99% or less           $ 766,086        762,469        523,893          508,500          244,714         12,872     766,086
  6.00% to 6.99%             47,215         93,271        358,415           36,628           10,389            198      47,215
  7.00% to 7.99%             22,500         21,844         21,828           22,263                -            237      22,500
  8.00% to 8.99%                 12             13             18                -               10              2          12
                          ---------        -------        -------          -------          -------         ------     -------
   Total                  $ 835,813        877,597        904,154          567,391          255,113         13,309     835,813
                          =========        =======        =======          =======          =======         ======     =======

Borrowings and Collateralized Mortgage Obligations

     Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB-Chicago.

     The Bank obtains advances from the FHLB-Chicago upon the security of its capital stock in the FHLB-Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-Chicago. The maximum amount of FHLB-Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 1999, the Bank's FHLB-Chicago advances totaled $538.2 million.

     The Bank periodically enters into sales of securities under agreement to repurchase the identical securities ("reverse repurchase agreements") with nationally recognized primary securities dealers. The reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as borrowed funds in the consolidated statements of financial condition. The dollar amount of the securities underlying the agreements remain in the asset accounts. At December 31, 1997, securities sold under agreements to repurchase consisted of mortgage-backed securities reported as available for sale with an amortized cost of $10.1 million and a fair value of $10.2 million. The securities underlying the agreements were delivered to the dealers who arranged the transactions. There were no securities sold under agreement to repurchase outstanding at December 31, 1999 and 1998.

     The CMOs outstanding at December 31, 1997 were issued through a limited-purpose finance subsidiary in 1985. The CMOs were securitized by mortgage-backed securities that were pledged to an unaffiliated commercial bank as trustee. The original issuance of CMOs aggregated $65.9 million and the Bank received cash of $59.4 million. The outstanding aggregate balance of the CMOs at December 31, 1997 was $1.1 million and the book value of the mortgage-backed securities collateralizing the CMOs was $3.9 million. The CMOs were originally issued in two series, each originally having four tranches, the fourth being a zero coupon tranche. At December 31, 1998 all tranches of both Series prepaid. The original maturity of the bond issue was structured over 26 years. The funds derived from issuance of the CMOs were used to repay FHLB advances and to fund the Bank's lending activities in 1985 and 1986.

     The following table sets forth certain information regarding borrowings and collateralized mortgage obligations at or for the dates indicated:

                                                               At Or For The Year Ended December 31,
                                                             -----------------------------------------
                                                                1999            1998             1997
                                                             ----------        -------         -------
                                                                        (Dollars in thousands)
FHLB-Chicago advances:
  Average balance outstanding                                 $ 498,808        430,351         205,064
  Maximum amount outstanding at any
   month-end during the year                                  $ 542,650        500,200         266,900
  Balance outstanding at end of year                          $ 538,150        464,450         197,400
  Weighted average interest rate during the year (1)               5.37%          5.59            6.15
  Weighted average interest rate at end of year                    5.38%          5.36            6.13

Collateralized mortgage obligations:
  Average balance outstanding                                 $       -            379           1,528
  Maximum amount outstanding at any
   month-end during the year                                  $       -            771           1,990
  Balance outstanding at end of year                          $       -              -           1,065
  Weighted average interest rate during the year (1)                  -%         11.61           12.24
  Weighted average interest rate at end of year                       -%             -           12.81

Securities sold under agreements to repurchase:
  Average balance outstanding                                 $   1,340          8,156          30,044
  Maximum amount outstanding at any
   month-end during the year                                  $   9,328          9,998          53,844
  Balance outstanding at end of year                          $       -              -           9,981
  Weighted average interest rate during the year (1)               5.03%          6.22            5.95
  Weighted average interest rate at end of year                       -%             -            5.95
------------------------------------------------------------------------------------------------------

(1) Computed on the basis of daily balances.

Subsidiaries

     The following is a description of the Company's subsidiaries.

     Liberty Financial Services, Inc., a wholly-owned subsidiary of the Bank, provides financial advice and securities brokerage services through INVEST Financial Corporation.

     Liberty Lincoln Service Corporation ("LLSC"), a wholly-owned subsidiary of the Bank, was acquired through the merger with Liberty Bancorp. This subsidiary owns a 17.47% ownership interest as a limited partner and a 0.18% ownership interest as a general partner in an Illinois limited partnership formed in 1987 for the purpose of (i) developing in the City of Evanston, Illinois, a public parking garage containing 602 parking spaces and (ii) developing, managing and operating a 190-unit luxury rental apartment building adjacent thereto. The parking garage was sold in 1989 to the City of Evanston, Illinois. As a result of the purchase accounting entry recorded due to the Liberty merger, the remaining investment in this partnership recorded on the books of LLSC was reduced to zero. An additional investment of $546,000 was made in 1999. This subsidiary will remain active until the property is sold.

     Southwest Service Corporation ("SSC"), a wholly-owned subsidiary of the Bank, was acquired through the merger with Southwest Bancshares. This subsidiary is engaged in the acquisition of real estate and development into improved residential lots and lots to be used for construction of condominium buildings and townhomes through its investment in a real estate joint venture. At December 31, 1999, SSC has a total investment in Hartz-Southwest Partnership (the "Partnership") of $5.7 million. The Partnership is a joint venture partnership entered into between SSC and Hartz Construction Co., ("Hartz"), a builder/developer with whom SSC has had a successful and long-standing relationship. Each of the partners makes a 50% capital contribution in the form of cash to acquire and develop the Partnership's properties into sites primarily for single family residences, including townhomes and condominiums. Upon closing of the sale of a developed site, SSC receives a 50% share of the development profit and 25% of the gross profit upon completion of construction of the dwelling by Hartz. At December 31, 1999, three projects are under development:
Bramblewood Subdivision in Oak Forest, Illinois; Pepperwood Subdivision located in Orland Hills, Illinois; and Liberty Square located in Lombard, Illinois. Real estate income from these projects for the year ended December 31, 1999 totaled $1.5 million.

     Preferred Mortgage Associates, Ltd. is a wholly-owned subsidiary of the Bank. Preferred has three mortgage origination offices including its headquarters in Downers Grove, Illinois. Preferred brokers loans for separate lenders locally and nationwide, including the Bank. The Bank has historically purchased approximately 20% of Preferred's annual loan origination volume.

     LFB Operations LLC, is a wholly-owned subsidiary of the Bank that was established as the holding company of LFB Compliance LLC. LFB Compliance LLC was established as part of an initiative to pursue alternative methods of raising capital and to enable the Bank to secure a method of achieving liquidity enhancement and contingency funding in the future. The Bank transferred certain mortgage loans to LFB Compliance LLC to establish a strong earnings history and credit rating. LFB Compliance LLC has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes.

     NASCOR II Corporation was a limited-purpose finance subsidiary of the Bank that was established in 1985 through which the CMOs were issued. The CMOs were secured by mortgage-backed securities pledged to an independent trustee. The funds derived from issuance of the CMOs were used to repay FHLB advances and to fund the Bank's lending activities in 1985 and 1986. The balance of the CMOs were paid-off during 1998. NASCOR II Corporation has served its limited-purpose as a finance subsidiary of the Bank and the remaining assets of the company were transferred to the Bank during the first quarter of 1999.

     Southwest Bancshares Development Corporation ("SBDC"), is a wholly-owned subsidiary of the Company acquired through the merger with Southwest Bancshares. SBDC was established for the purpose of investing in joint venture real estate projects. At December 31, 1999, SBDC has a total investment in HSW Partners, L.P. of $3.3 million. HSW Partners, L.P. is a joint venture partnership entered into between SBDC and Hartz Land Company, L.P. At December 31, 1999 two projects are under development: Courtyards of Ford City located in southwest Chicago; and Laraway Ridge Subdivision located in New Lenox, Illinois. Real estate income from these projects for the year ended December 31, 1999 totaled $566,000.

     Liberty Title Agency Inc., is a wholly-owned subsidiary of the Company established for the purpose of providing title examination and preparation of title commitments and policies.

     Liberty Lincoln Service Corporation II ("LLSCII"), is a wholly-owned subsidiary of the Company acquired through the merger with Liberty Bancorp. LLSCII was established for the purpose of investing in participations in land acquisition and development, and equity investments in real estate limited partnerships. The following is a summary of the real estate equity investments of LLSCII as of December 31, 1999:

     Prairie Trail Development Phase II:

          This project is located in Joliet, Illinois and is for the construction and sale of 80 single family homes. At December 31, 1999, LLSCII had a total investment of $641,000. There were 33 sales during 1999. Real estate income from this project totaled $378,000 for the year ended December 31, 1999.

     Liberty Wexford LLC, a wholly owned subsidiary of LLSCII:

          Wexford Limited Partnership, a joint venture partnership with Kimball Hill, Inc. and Liberty Wexford LLC, was established for the sole purpose of developing two parcels of land located in unincorporated Cook County, Illinois for the construction and sale of 110 luxury single-family homes. At December 31, 1999, Liberty Wexford LLC has a total investment of $2.1 million. There were 42 sales during 1999. Real estate income from this project totaled $1.0 million for the year ended December 31, 1999.

     Liberty Century LLC, a wholly owned subsidiary of LLSCII:

          Century Farms Limited Partnership, a joint venture partnership with Kimball Hill, Inc. and Liberty Century LLC, was established for the purpose of developing single-family homes in the Century Farms Subdivision located in Naperville, Illinois. Liberty Century LLC became a substitute limited partner effective December 1, 1998. At December 31, 1999, Liberty Century LLC has a total investment of $1.1 million. There were 85 sales during 1999. Real estate income from this project totaled $264,000 for the year ended December 31, 1999.

     Prairie Pointe LLC, a wholly owned subsidiary of LLSCII:

          Prairie Pointe Limited Partnership, a joint venture partnership with Kimball Hill, Inc. and Prairie Pointe LLC, was established for the purpose of developing 58 single-family homes and 38 condominiums in the Prairie Pointe Subdivision located in Streamwood, Illinois. At December 31, 1999, Prairie Pointe LLC has a total investment of $525,000. There were 39 sales during 1999. Real estate income from this project totaled $82,000 for the year ended December 31, 1999.

     Hunters Farm LLC, a wholly owned subsidiary of LLSCII:

          Hunters Farm Limited Partnership, a joint venture partnership with Kimball Hill, Inc. and Hunters Farm LLC, was established for the purpose of developing 81 single-family homes in the Hunters Farm Subdivision located in Fox River Grove, Illinois. At December 31, 1999, Hunters Farm LLC has a total investment of $2.5 million. There were no sales during 1999.

     Indian Creek LLC, a wholly owned subsidiary of LLSCII:

          Indian Creek Limited Partnership, a joint venture partnership with Kimball Hill, Inc. and Indian Creek LLC, was established for the purpose of developing 53 single-family homes in the Indian Creek Subdivision located in Long Grove, Illinois. At December 31, 1999, Indian Creek LLC has a total investment of $2.0 million. There were no sales during 1999.

Personnel

     As of December 31, 1999, the Company had 436 full-time employees and 116 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be excellent.

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

REGULATION AND SUPERVISION

General

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended ("HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by HOLA and the Federal Deposit Insurance Act ("FDI Act"). The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the FDIC, OTS, or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

     The Company is a nondiversified unitary savings and loan holding company within the meaning of HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

     HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Management of Interest Rate Risk, Investment Securities, and Derivatives Activities

     The OTS issued Thrift Bulletin 13a ("TB 13a") effective December 1, 1998, which provides guidance to management and boards of directors of thrift institutions on the management of interest rate risk, including the management of investment and derivative activities. TB 13a replaces previous guidance and proposed regulations governing interest rate risk. In addition, TB 13a describes the framework examiners will use in assigning the "Sensitivity to Market Risk", or the "S" component to the CAMELS rating. OTS has established specific minimum guidelines for thrift institutions to observe in two areas of interest rate risk management. The first guideline concerns establishment and maintenance of board-approved limits on interest rate risk. The second, concerns institutions' ability to measure their risk level. A thrift institution's interest rate risk is measured by the decline in the net portfolio value ("NPV") of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. There are five levels in determining the level of interest rate risk: "minimal," "moderate," "significant," "high," and "imminent threat". An institution with a Post-shock NPV ratio below 4% and an interest rate sensitivity measure of: more than 200 basis points will ordinarily be characterized as having a "high" risk; 100 to 200 basis points "significant" risk; 0 to 100 basis points "moderate" risk. An institution with a Post-shock NPV ratio between 4% and 6% and an interest sensitivity measure of: more than 400 basis points will ordinarily be characterized as having "high" risk; 200 to 400 basis points "significant" risk; 100 to 200 basis points "moderate" risk; 0 to 100 basis points "minimal" risk. An institution with a Post-shock NPV ratio of between 6% and 10% and an interest rate sensitivity measure of: more than 400 basis points will ordinarily be characterized as having "significant" risk; 200 to 400 basis points "moderate" risk; less than 200 basis points "minimal" risk. An institution with a Post-shock NPV ratio of more than 10% and an interest rate sensitivity measure of: more than 400 basis points will ordinarily be characterized as having "moderate" risk; less than 400 basis points "minimal" risk. At December 31, 1999, the Bank would be characterized as having "moderate" risk.

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

Insurance of Deposit Accounts

     The FDIC has adopted a risk-based deposit insurance system that assesses deposit insurance premiums according to the level of risk involved in an institution's activities. An institution's risk category is based upon whether the institution is classified as "well capitalized," "adequately capitalized" or "undercapitalized" and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Based on its capital and supervisory subgroups, each SAIF member institution is assigned an annual FDIC assessment rate between 0 basis points for an institution in the highest category (i.e., well capitalized and healthy) and 27 basis points for an institution in the lowest category (i.e., undercapitalized and posing substantial supervisory concern). The FDIC has authority to further raise premiums if deemed necessary. If such action is taken, it could have an adverse effect on the earnings of the Bank.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. A special assessment of $4.5 million was recognized by the Bank as an expense in September 1996. The special assessment was tax deductible, which led to an after-tax charge of $2.7 million, or $0.36 per share.

     The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits were assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. BIF deposits were assessed a FICO payment of 1.3 basis points, while SAIF deposits were assessed 6.5 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members became effective on January 1, 2000.

     Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated, or whether the BIF and SAIF will eventually be merged.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower

     Under HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1999, the Bank's limit on loans to one borrower was $25.7 million. At December 31, 1999, the Bank's largest aggregate outstanding balance of loans to any one borrower was $20 million.

QTL Test

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

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Bank maintained 90% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Capital Distributions

     OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Activities of Associations and Their Subsidiaries

     A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain pre-approved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

Liquidity

     The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. The average liquidity ratio for the Bank for the quarter ended December 31, 1999 was 13.64% and exceeded the then applicable requirement of 4%.

Assessments

     Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessment paid by the Bank for the year ended December 31, 1999 totaled $315,480.

Branching

     OTS regulations permit nationwide branching by federally chartered savings institutions. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

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

Transactions with Related Parties

     HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"). Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an "affiliate," to an amount equal to 10% of the institution's capital and surplus, and limit all "covered transactions" in the aggregate with all affiliates to an amount equal to 20% of such capital and surplus; and (ii) require that all transactions with an affiliate, whether or not "covered transactions," be on terms substantially the same, or at least as favorable to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Management believes that the Bank is in compliance with the requirements of Sections 23A and 23B. In addition to the restrictions that apply to financial institutions generally under Sections 23A and 23B, Section 11 of HOLA places three other restrictions on savings associations, including those that are part of a holding company organization. First, savings associations may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, savings associations may not purchase or invest in affiliate securities except for those of a subsidiary. Finally, the Director is granted authority to impose more stringent restrictions when justifiable for reasons of safety and soundness.

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

Enforcement

     Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive, a cease and desist order, the removal of officers and/or directors, and the institution of proceedings for receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank ("FHLB") of Chicago, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 1999 the Bank had $27.4 million in FHLB of Chicago stock, which was in compliance with this requirement. FHLB advances must be secured by specific types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1999, 1998, and 1997, dividends from the FHLB-Chicago to the Bank amounted to $1.7 million, $1.5 million and $1.1 million, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Federal Reserve System

     Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW checking accounts). Reserves of 3% must be maintained against total transaction accounts of $44.3 million or less (after a $5.0 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At December 31, 1999, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

Banking Reform Legislation

     In November 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Because the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in an increased number of larger financial institutions that offer a wider variety of financial services than currently offered by the Bank and that can aggressively compete in the markets served by the Bank.

Item 2. Properties.

     The Company is located and conducts its business at the Bank's Main Office at One Grant Square, Hinsdale, Illinois, which the Bank leases. In addition to the Main Office, the Bank leases branch locations at: 4062 Southwest Highway, Hometown, Illinois; 9640 S. Pulaski Road, Oak Lawn, Illinois; 10270 S. Central Ave., Oak Lawn, Illinois; 2745 W. Maple Avenue, Lisle, Illinois; 6 S. Walker Avenue, Clarendon Hills, Illinois; 138 N. York Road, Elmhurst, Illinois; 936 N. Harlem Ave., Glenview, Illinois; 4147 N. Harlem Ave., Norridge, Illinois; and 6014 W. Dempster Street, Morton Grove, Illinois. The Bank owns branch offices located at: 5830 W. 35th Street, Cicero, Illinois; 9850 W. 159th Street, Orland Park, Illinois; 3525 W. 63rd Street, Chicago, Illinois; 810 S. Oak Park Avenue, Oak Park, Illinois; 6301 S. Cass Avenue, Westmont, Illinois; 115 High Street, West Chicago, Illinois; 7525 Madison Street, Forest Park, Illinois; 5700 N. Lincoln Ave., Chicago, Illinois; and 5650 N. Lincoln Ave., Chicago, Illinois. The Bank also owns the building, but leases the land at its branch at 1125 S. York Road, Bensenville, Illinois. Preferred conducts its business through three office locations in the Chicago area. All offices are leased. See Note 7 of the "Notes to Consolidated Financial Statements" for the net book value of the Company's premises and equipment and Note 11 for lease commitments.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Alliance Bancorp's common stock is traded on the National Association of Securities Dealer's Automated Quotation/National Market System (NASDAQ/NMS) under the symbol "ABCL." As of December 31, 1999, the Holding Company had approximately 944 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 10,177,188 outstanding shares of common stock. The table shows the reported high and low sale prices of the common stock during the years ended December 31, 1999 and 1998.

                                                     1999                                 1998
                                            High                Low              High                Low
                                         --------------------------             ------------------------
          First quarter                  $ 20.88              17.75             28.75              24.75
          Second quarter                   25.38              18.75             27.50              23.38
          Third quarter                    23.50              19.63             25.13              16.75
          Fourth quarter                   21.00              17.75             20.13              15.00

Item 6. Selected Financial Data.

                                                                      At December 31,             At September 30,
                                                           ---------------------------------    --------------------
(Dollars in thousands, except per share data)                     1999       1998       1997         1996       1995
--------------------------------------------------------------------------------------------------------------------
Selected Financial Data:
Total assets                                               $ 1,962,308  1,982,496  1,722,825    1,033,232  1,063,167
Investment securities                                           64,494     61,516    133,447       55,991     51,961
Mortgage-backed securities                                     356,434    332,347    234,869       38,207     38,415
Loans receivable, net                                        1,363,266  1,333,401  1,226,253      851,381    854,890
Real estate                                                     20,796     20,185     12,361       10,210      9,953
Deposits                                                     1,242,198  1,298,044  1,305,667      732,906    700,813
Borrowed funds                                                 538,150    464,450    207,381      184,107    237,997
Stockholders' equity                                           153,671    185,937    174,926       95,304     97,774
Book value per share                                       $     15.10      16.22      15.52        13.23      12.86
--------------------------------------------------------------------------------------------------------------------

                                                                               For The Year Ended
                                                           ---------------------------------------------------------
                                                                       December 31,                  September 30,
                                                           ---------------------------------      ------------------
                                                                  1999       1998       1997         1996       1995
--------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
Interest income                                            $   132,660    137,075    120,501       72,751     72,730
Interest expense                                                79,356     84,867     72,167       44,244     42,833
--------------------------------------------------------------------------------------------------------------------
Net interest income                                             53,304     52,208     48,334       28,507     29,897
Less provision for loan losses                                     200        262         24           74        201
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             53,104     51,946     48,310       28,433     29,696
--------------------------------------------------------------------------------------------------------------------
Noninterest income:
Gain on sales of investment securities, mortgage-backed
 securities and loans receivable                                   302      2,178         23          456        473
Other                                                           21,735     22,683     17,039       13,978      7,626
--------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                      22,037     24,861     17,062       14,434      8,099
--------------------------------------------------------------------------------------------------------------------
Noninterest expense                                             48,752     51,838     42,543       35,098     23,721
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      26,389     24,969     22,829        7,769     14,074

Income tax expense                                               8,271      9,864      8,469        2,067      5,083
--------------------------------------------------------------------------------------------------------------------
Net income                                                 $    18,118     15,105     14,360        5,702      8,991
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                   $      1.66       1.33       1.34         0.78       1.13
Diluted earnings per share                                 $      1.59       1.26       1.26         0.75       1.08
--------------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share                   $      0.56       0.50       0.47         0.29       0.29
--------------------------------------------------------------------------------------------------------------------

(continued)

                                                              At Or For The Year Ended           At Or For The Year Ended
(continued)                                                         December 31,                      September 30,
                                                      -------------------------------------------------------------------
(Dollars in thousands, except share amounts)                 1999            1998        1997           1996         1995
-------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios And
 Other Data:
Average assets                                        $ 1,961,458       1,975,089   1,675,789      1,034,781    1,035,875
Return on average assets                                     0.92%           0.77        0.86           0.55         0.87
Return on average equity                                    10.37            8.32        8.89           5.96         9.16
Average stockholders' equity to average assets               8.91            9.19        9.64           9.25         9.47
Stockholders' equity to total assets                         7.83            9.38       10.15           9.22         9.20
Tangible capital to total assets (Bank only)                 6.71            7.95        8.36           7.75         7.76
Leverage capital to total assets (Bank only)                 6.71            7.95        8.44           7.91         7.76
Risk-based capital ratio (Bank only)                        11.55           14.99       15.86          14.35        15.27
Interest rate spread during the period                       2.42            2.23        2.51           2.29         2.47
Net yield on average interest-earning assets                 2.86            2.75        3.03           2.88         3.02
Noninterest expense to average assets                        2.49            2.63        2.54           3.39         2.29
Non-performing loans to total loans                          0.33            0.25        0.30           0.20         0.24
Non-performing assets to total assets                        0.24            0.19        0.25           0.20         0.20
Average interest-earning assets to average
 interest-bearing liabilities                                1.10 X          1.12        1.12           1.13         1.13
Weighted average shares outstanding:
 Basic                                                 10,907,320      11,390,447  10,746,043      7,324,542    7,937,562
 Diluted                                               11,407,779      11,969,514  11,406,739      7,639,980    8,315,702
Dividend payout ratio                                       33.12%          37.95       36.28          34.99        24.70
Loan originations                                     $   975,487       1,275,041     744,604        609,181      312,784
Full-service customer service facilities                       19              20          20             15           14
-------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Operating Results for the Years Ended December 31, 1999 and December 31, 1998

General

     The Company completed its acquisition of Southwest Bancshares on June 30, 1998. This transaction was accounted for under the pooling-of-interests method, therefore, the results of operations for all periods presented have been combined.

     Net income totaled $18.1 million, or $1.59 per diluted share for the year ended December 31, 1999, compared to $15.1 million, or $1.26 per diluted share for the year ended December 31, 1998. Net interest income for the year ended December 31, 1999 was $53.3 million, an increase of $1.1 million.

Interest Income

     Interest income for the year ended December 31, 1999 totaled $132.7 million, a decrease of $4.4 million from the year ended December 31, 1998. The decrease in interest income was due to a decrease in average interest-earning assets of $31.5 million and a decrease in the average yield of 0.11%. Interest income on mortgage loans, the largest component of interest-earning assets, decreased $5.0 million from the prior year to $80.0 million. The average mortgage loan portfolio when comparing year to year decreased $63.6 million. This decrease in the average mortgage portfolio is primarily due to a decrease in the average balance of loans held for sale of $41.2 million. The average yield on the mortgage loan portfolio decreased to 7.43% for the year ended December 31, 1999, from 7.46% for the 1998 year. The Bank's mortgage loan portfolio is being affected by market conditions which prevailed over the period of June 1998 through March 1999, whereby higher yielding loans were repaid and replaced by lower yielding loans. The average balance of home equity lines of credit increased slightly to $96.8 million from $95.2 million for the year ended December 31, 1998. The Bank's home equity line of credit product is priced based on the prime rate, which during the year ended December 31, 1999 averaged 8.00% compared to an average of 8.35% for the year ended December 31, 1998. The Bank continues to place emphasis on expanding its portfolio of home equity lines of credit. An increase in home equity lines of credit is intended to enhance the Bank's interest rate spread and its interest rate risk management. The increase in the average consumer loan and lease portfolio of $54.4 million for the year ended December 31, 1999 was primarily the result of the continued growth of indirect auto lending, which began operations in 1998. The average balance of the mortgage-backed securities portfolio decreased $5.1 million to $415.3 million from the prior year. Interest income on the mortgage-backed securities portfolio decreased $1.3 million from the prior year. The average balance of the investment securities portfolio decreased $30.6 million to $100.3 million from the prior year. Interest income on the investment securities portfolio decreased to $6.9 million. The decreases in interest income, average yields, and the average balances of the securities portfolios can be attributed to market interest rates which had been declining, until recently, leading to rapid repayment of mortgage-backed securities and the maturity of callable Federal Home Loan Bank notes. The net cash received from these portfolios was reinvested at current rates at the time, resulting in lower yields. Purchases of mortgage-backed and investment securities for the year ended December 31, 1999 totaled $312 million offset by maturities, sales and principal repayments of $329 million. The average balance of interest-bearing cash increased $11.9 million, to $59.4 million primarily as a result of repositioning the investment portfolios to accommodate the cash flow and liquidity needs of the Bank.

Interest Expense

     Interest expense for the year totaled $79.4 million, a decrease of $5.5 million from the prior year. The decrease in interest expense was primarily due to the decrease in the average cost of interest-bearing liabilities to 4.70% from 5.00%. Interest expense on deposit accounts decreased $7.8 million to $52.5 million for the year. The average cost of deposits for the year was 4.41%, a decrease from the average cost of 4.79% for the 1998 year. The average interest-bearing deposit base decreased $69.0 million to $1.2 billion for the year ended December 31, 1999. For the year, the Company recorded interest expense on borrowed funds of $26.9 million on an average balance of $500.1 million at an average cost of 5.38%. This compares to interest expense of $24.6 million on an average balance of $438.9 million at an average cost of 5.61% for the year ended 1998. Additional net proceeds from FHLB borrowings for the year ended December 31, 1999 totaled $73.7 million.

Net Interest Income

     Net interest income for the year ended December 31, 1999 increased $1.1 million, to $53.3 million from the 1998 year. Both the average yield on interest-earning assets and the average cost of interest-bearing liabilities decreased when comparing 1999 and 1998. The average yield on interest-earning assets decreased to 7.12% from 7.23%. The Bank continues to concentrate on improving asset yields, specifically through increased commercial and consumer lending. The average cost of interest-bearing liabilities decreased to 4.70% from 5.00%. This resulted in an average net interest rate spread of 2.42% for the year ended December 31, 1999 compared to 2.23% for the prior year.

Provision for Loan Losses

     Based on management's evaluation of the loan portfolio, a provision for loan losses of $200,000 was recorded during the year ended December 31, 1999. The provision for loan losses was $262,000 for year ended December 31, 1998. At December 31, 1999, the ratio of non-performing loans to total loans was 0.33% compared to 0.25% at December 31, 1998. The allowance for loan losses represents 0.44% of total loans receivable at December 31, 1999 compared to 0.48% at December 31, 1998. Based on management's evaluation of the loan portfolio, past loan loss experience, and known and inherent risks in the portfolio, management believes that the allowance is adequate.

Noninterest Income

     Total noninterest income for the year ended December 31, 1999 was $22.0 million, a decrease of $2.8 million from the 1998 year. Net gains on sales of loans, mortgage-backed and investment securities totaled $302,000 for the year, compared to gains of $2.2 million recorded in 1998. Income from real estate operations for the year ended December 31, 1999 increased $2.2 million, primarily due to income generated from additional investments in joint venture partnerships entered into in late 1998. The decrease in other fees and commissions of $3.6 million to $15.0 million in 1999 from $18.7 million in 1998 is primarily attributable to origination fees contributed by Preferred. The national market demand for home mortgage loans changed dramatically from the end of 1998 to the end of 1999 due to increasing mortgage rates. In 1998, Preferred set record levels of mortgage originations of $979 million compared to $617 million for the 1999 year. Other income for the year ended December 31, 1999 included a gain on the sale of Liberty Financial Services Inc.'s insurance book of business of $250,000.

Noninterest Expense

     Noninterest expense for the year ended December 31, 1999 totaled $48.8 million, a decrease of $3.1 million. The year ended December 31, 1998 included $3.8 million of merger-related costs, which included professional fees, data processing conversion costs and employee severance. Compensation and benefits decreased $2.3 million, to $26.5 million for 1999. This decrease is primarily attributable to $2.2 million of severance pay outs in 1998 related to the Southwest Bancshares acquisition. Occupancy expense for the year ended December 31, 1999 totaled $7.3 million, an increase of $687,000 from the 1998 year. This increase is primarily due to increased depreciation expense on office equipment. Purchases of premises and equipment totaled $2.6 million and $4.1 million for the years 1999 and 1998, respectively. All other components of noninterest expense decreased $1.5 million to $14.9 million.

Income Tax Provision

     The provision for income taxes for the year ended December 31, 1999 was $8.3 million. The effective tax rate for the 1999 year was 31.3% compared to 39.5% for the 1998 year. The decrease in the current year's effective tax rate reflects lower state taxable income. This benefit is a direct result of certain structural changes initiated by the Company in order to position itself for future business opportunities. In addition, a reduction in the provision of $700,000 in the current year was recorded as a result of the completion of a review of the Company's tax liability. The 1998 effective tax rate was effected by non- deductible acquisition costs related to the Southwest Bancshares acquisition.

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

                                                                                             Year Ended
                                               -------------------------------------------------------------------------------
                                                       December 31, 1999                  December 31, 1998
                                               -------------------------------    -------------------------------   ----------
                                                                       Average                            Average
                                                   Average              Yield/      Average                Yield/     Average
(Dollars in thousands)                             Balance   Interest    Cost       Balance  Interest       Cost      Balance
------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Mortgage loans, net                            $ 1,077,250     80,038    7.43%    1,140,899    85,068       7.46%   1,128,371
Home equity lines of credit                         96,796      7,236    7.48        95,211     7,489       7.87       82,486
Consumer loans and leases                          114,909      9,254    8.05        60,482     5,027       8.31       34,286
Mortgage-backed securities                         415,255     26,427    6.36       420,393    27,768       6.61      196,558
Interest-bearing deposits                           59,413      2,808    4.73        47,508     2,600       5.47       25,579
Investment securities                              100,255      6,897    6.88       130,878     9,123       6.97      129,753
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    1,863,878    132,660    7.12     1,895,371   137,075       7.23    1,597,033
Noninterest-earning assets                          97,580                           79,718                            78,756
------------------------------------------------------------------------------------------------------------------------------
Total assets                                   $ 1,961,458                        1,975,089                         1,675,789
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Savings accounts                               $ 1,040,931     49,090    4.72%    1,088,987    56,266       5.17%   1,034,046
NOW interest-bearing accounts                       62,941        617    0.98        64,991       623       0.96       68,856
Money market accounts                               85,097      2,761    3.24       104,009     3,367       3.24       91,476
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                  1,188,969     52,468    4.41     1,257,987    60,256       4.79    1,194,378
Funds borrowed:
Borrowed funds                                     500,148     26,888    5.38       438,507    24,567       5.60      235,108
Collateralized mortgage obligations                      -          -       -           379        44      11.61        1,528
------------------------------------------------------------------------------------------------------------------------------
Total funds borrowed                               500,148     26,888    5.38       438,886    24,611       5.61      236,636
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               1,689,117     79,356    4.70     1,696,873    84,867       5.00    1,431,014
Other liabilities                                   97,552                           96,750                            83,150
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                1,786,669                        1,793,623                         1,514,164
Stockholders' equity                               174,789                          181,466                           161,625
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity     $ 1,961,458                        1,975,089                         1,675,789
==============================================================================================================================
Net interest income/interest rate spread                       53,304    2.42%                 52,208       2.23%
==============================================================================================================================
Net interest-earning assets/
 net interest margin                           $   174,761               2.86%      198,498                  2.75%    166,019
==============================================================================================================================
Interest-earning assets to
 interest-bearing liabilities                         1.10X                            1.12X                             1.12X
==============================================================================================================================

                                                                                  At December 31,
                                      --------------------------------
                                              December 31, 1997                         1999
                                      -------------------------------------------------------------
                                                               Average
                                                                Yield/                       Yield/
(Dollars in thousands)                            Interest       Cost          Balance       Cost
---------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Mortgage loans, net                                 87,341       7.74%      $ 1,109,392       7.53%
Home equity lines of credit                          6,650       8.06           100,507       8.21
Consumer loans and leases                            2,650       7.73           153,367       8.19
Mortgage-backed securities                          13,584       6.91           356,434       6.65
Interest-bearing deposits                            1,423       5.56            11,598       4.14
Investment securities                                8,853       6.82            91,877       7.04
---------------------------------------------------------------------------------------------------
Total interest-earning assets                      120,501       7.55         1,823,175       7.40
Noninterest-earning assets                                                      139,133
---------------------------------------------------------------------------------------------------
Total assets                                                                $ 1,962,308
===================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Savings accounts                                    53,338       5.16%      $ 1,039,865      4.84%
NOW interest-bearing accounts                        1,352       1.96            63,616      0.96
Money market accounts                                2,892       3.16            84,644      3.31
---------------------------------------------------------------------------------------------------
Total interest-bearing deposits                     57,582       4.82         1,188,125      4.52
Funds borrowed:
Borrowed funds                                      14,398       6.12           538,150      5.38
Collateralized mortgage obligations                    187      12.24                 -         -
---------------------------------------------------------------------------------------------------
Total funds borrowed                                14,585       6.16           538,150      5.38
---------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                  72,167       5.04         1,726,275      4.79
Other liabilities                                                                82,362
---------------------------------------------------------------------------------------------------
Total liabilities                                                             1,808,637
Stockholders' equity                                                            153,671
---------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                  $ 1,962,308
===================================================================================================
Net interest income/interest rate spread            48,334       2.51%                       2.61%
===================================================================================================
Net interest-earning assets/
 net interest margin                                             3.03%
===================================================================================================
Interest-earning assets to
 interest-bearing liabilities
===================================================================================================

Rate/Volume Analysis

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the change due to rate.

                                          Year Ended December 31, 1999          Year Ended December 31, 1998
                                                  Compared To                          Compared To
                                          Year Ended December 31, 1998          Year Ended December 31, 1997
                                       -----------------------------------------------------------------------
                                               Increase (Decrease)                   Increase (Decrease)
                                             In Net Interest Income                In Net Interest Income
                                                     Due To                                Due To
                                       ------------------------------------------------------------------------
(In thousands)                           Volume       Rate        Net        Volume         Rate           Net
---------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans, net                    $ (4,692)      (338)    (5,030)          950       (3,223)       (2,273)
Home equity lines of credit                 123       (376)      (253)        1,000         (161)          839
Consumer loans and leases                 4,389       (162)     4,227         2,164          213         2,377
Mortgage-backed securities                 (328)    (1,013)    (1,341)       14,799         (615)       14,184
Interest-bearing deposits                   592       (384)       208         1,251          (22)        1,229
Investment securities                    (2,109)      (117)    (2,226)           17          201           218
---------------------------------------------------------------------------------------------------------------
  Total                                  (2,025)    (2,390)    (4,415)       20,181       (3,607)       16,574
---------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Deposits                                 (3,184)    (4,604)    (7,788)        3,036         (362)        2,674
Funds borrowed                            3,320     (1,043)     2,277        11,434       (1,408)       10,026
---------------------------------------------------------------------------------------------------------------
  Total                                     136     (5,647)    (5,511)       14,470       (1,770)       12,700
---------------------------------------------------------------------------------------------------------------
Net change in net interest income      $ (2,161)     3,257      1,096         5,711       (1,837)        3,874
===============================================================================================================

Financial Condition

     At December 31, 1999, total assets of the Company were $1.96 billion, a decrease of $20.2 million, from 1998.

  The Company's $1.4 billion loan portfolio consists primarily of mortgage loans on residential real estate. Home equity lines of credit, commercial leases and consumer loans represent $247 million, or 16.9% of the loan portfolio. The Company originated and purchased $975 million in loans during 1999 offset by sales of $645 million and cash repayments of $300 million. The composition of the Bank's loan portfolio has been changing as a result of an emphasis on multi-family, commercial real estate loans, home equity lines of credit and indirect auto lending in an attempt to improve the overall yield on loans.

  The securities portfolio at December 31, 1999 was $421 million. During the year, the Company purchased $312 million of mortgage-backed and investment securities, offset by sales, maturities and principal repayments of $329 million.

  Deposits decreased $56 million to $1.24 billion at December 31, 1999. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas. Borrowings increased by $74 million. This increase was necessitated as a result of the decrease in the deposit base.

  Stockholders' equity decreased $32 million to $154 million at December 31, 1999. On February 2, 1999, the Company announced a stock repurchase plan under which the Company was authorized to repurchase up to 1,146,000 shares of its outstanding common stock. On November 3, 1999, the Company announced the completion of the 10 percent stock repurchase plan. The total common shares were purchased at an average price of $20.70 or $24 million, which is reflected as a reduction in stockholders' equity. Also on November 3, 1999, the Company announced a new stock repurchase program, whereby up to 10 percent of the outstanding common stock or 1,036,000 shares could be repurchased. As of December 31, 1999, 222,800 shares had been purchased under this new repurchase program for a total of $4 million at an average price of $19.86 per share. In addition, stockholders' equity was reduced by $17 million as a result of changes in the market values of investment securities and mortgage-backed securities available for sale, net of tax. At December 31, 1999, the number of common shares outstanding was 10,177,188 and the book value per common share outstanding was $15.10.

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

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Savings accounts, NOW accounts and money market accounts, which collectively totaled $352 million at December 31, 1999, were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

                                                                                At December 31, 1999
                                                                      More Than      More Than
                                                        1 Year         1 Year         3 Years         More Than
(Dollars in thousands)                                  Or Less      To 3 Years     To 5 Years          5 Years     Total
-------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans (1)                                   $  324,986         191,455        187,942       407,149    1,111,532
Home equity lines of credit (1)                         100,295               -              -             -      100,295
Consumer loans and leases (1)                             9,566          33,281         98,426        11,654      152,927
Mortgage-backed securities (2)                          110,681          38,353         33,237       195,572      377,843
Interest-bearing deposits                                11,598               -              -             -       11,598
Investment securities (2)                                28,702               -          3,000        64,720       96,422
-------------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                         585,828         263,089        322,605       679,095    1,850,617
INTEREST-BEARING LIABILITIES:
Savings accounts                                         34,689          52,689         34,349        82,325      204,052
NOW interest-bearing accounts                            23,538          21,546          5,765        12,767       63,616
Money market accounts                                    66,869           9,312          4,434         4,029       84,644
Certificate accounts                                    567,391         255,113         13,309             -      835,813
Borrowed funds                                          186,950         138,700        112,500       100,000      538,150
-------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                    879,437         477,360        170,357       199,121    1,726,275
-------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                             $ (293,609)       (214,271)       152,248       479,974      124,342
=========================================================================================================================
Cumulative interest sensitivity gap                  $ (293,609)       (507,880)      (355,632)      124,342
=========================================================================================================================
Cumulative interest sensitivity gap as a
  percentage of total assets                             (14.77)%        (25.54)        (17.89)         6.25
Cumulative net interest-earning assets as a
  percentage of interest-bearing liabilities              66.61%          62.57          76.71        107.20
=========================================================================================================================

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

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The average liquidity ratio for the Bank for the quarter ended December 31, 1999 was 13.64% and exceeded the then applicable requirement of 4%.

  The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At December 31, 1999 and 1998, cash and cash equivalents totaled $60.5 million and $81.0 million, respectively.

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

  Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, and the origination and sale of loans, provided $143.9 million for the year ended December 31, 1999 and utilized $59.3 million for the year ended December 31, 1998.

  Net cash related to investing activities, consisting primarily of principal collections on loans and mortgage-backed securities and proceeds from the sale or maturity of loans, mortgage-backed securities, and investment securities, offset by disbursements for loans originated or purchased for investment, purchases of mortgage-backed securities and investment securities, utilized $146.7 million for the year ended December 31, 1999 and $163.0 million for the year ended December 31, 1998.

  Net cash related to financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds, the payment of dividends and the purchase of treasury stock, utilized $17.7 million for the year ended December 31, 1999 and provided $244.7 million for the year ended December 31, 1998.

  At December 31, 1999, the Company had outstanding commitments to originate and purchase $92 million loans. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1999, totaled $567 million. Management believes that a significant portion of such deposits will remain with the Company.

Capital Compliance

  The Bank's tangible capital ratio at December 31, 1999, is 6.71%. This exceeds the tangible capital requirement of 1.5% of adjusted assets by $102 million. The Bank's leverage capital ratio at December 31, 1999, is 6.71%. This exceeds the leverage capital requirement of 3.0% of adjusted assets by $73 million. The Bank's risk-based capital ratio is 11.55% at December 31, 1999. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $42 million.

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

Recent and Proposed Changes in Accounting Pronouncements

  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date for one year. Management, at this time, has not determined the impact of adopting this statement on January 1, 2001.

Year 2000

  The Company established a Year 2000 Project plan to address systems and facilities changes necessary to properly recognize dates after 1999, assigning implementation responsibilities, and establishing management and Board reporting processes. The Company has not incurred any significant disruptions to operations associated with the Year 2000 problem as a result of the date change to January 1, 2000 or any date subsequent thereto. Nor is the Company aware of any significant disruptions of borrowers or significant venders of the Company. The Company's plan follows the five step approach required by its regulators:
Awareness, Assessment, Modification, Verification, and Implementation.

  Additional information about the Company's Year 2000 status at December 31, 1999 was as follows:

  Readiness: The Company's plan includes both information technology ("IT") and non-IT systems. Most of the Company's primary Year 2000 exposure relates to IT systems, primarily to the vendor of its account processing systems. The Company utilizes a national third party provider for the bulk of its data processing needs that had its Year 2000 compliant systems in production since June 30, 1998.

  Costs: The Company has not incurred material costs specifically related to its Year 2000 program and does not expect these costs to have a significant impact on the Company's results of operations, liquidity or capital resources. Direct costs of the Year 2000 issue have not exceed $250,000 per year for the years ended December 31, 1998 and 1999 and are estimated not to exceed $50,000 for the year 2000.

  Risks: The most significant risk anticipated by the Company is the possibility of interruptions to its account processing systems. Due to the progress described above, the Company has not and does not presently foresee any material interruptions to these systems.

  Contingency Plans: The Company has taken actions to comply with federal regulatory requirements for Year 2000 contingency planning.

  Readers should be cautioned that forward looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's disclosures regarding "Forward-Looking Statements".

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

The following tables set forth the Bank's NPV at December 31, 1999 and 1998.

                                   At December 31, 1999
------------------------------------------------------------------------------------------
        Change in                                                    NPV as % of Economic
      Interest Rates                  Net Portfolio Value               Value of Assets
                             ----------------------------------     ----------------------
     In Basis Points                          $         %             NPV          % (1)
       (Rate Shock)            Amount       Change    Change         Ratio      Change
--------------------------   ----------------------------------     ----------------------
                                  (Dollars in thousands)
           300               $  89,837   $  (78,535)     (47)  %       5.02%      (3.64)  %
           200                 118,125      (50,427)     (30)          6.41       (2.25)
           100                 147,262      (21,110)     (13)          7.76       (0.90)
          Static               168,372                                 8.66
          (100)                190,549       22,177       13           9.55        0.89
          (200)                195,075       26,703       16           9.64        0.98
          (300)                181,087       12,715        8           8.85        0.19

                                   At December 31, 1998
------------------------------------------------------------------------------------------
        Change in                                                    NPV as % of Economic
      Interest Rates                  Net Portfolio Value               Value of Assets
                             ----------------------------------     ----------------------
     In Basis Points                          $         %             NPV          % (1)
       (Rate Shock)            Amount       Change    Change         Ratio      Change
--------------------------   ----------------------------------     ----------------------
                                  (Dollars in thousands)
           300               $ 106,287   $  (67,615)     (39)  %       5.72%      (3.07)  %
           200                 135,223      (38,679)     (22)          7.10       (1.69)
           100                 159,603      (14,299)      (8)          8.20       (0.59)
          Static               173,902                                 8.79
          (100)                180,542        6,640        4           9.00        0.21
          (200)                183,892        9,991        6           9.06        0.27
          (300)                190,320       16,418        9           9.25        0.46

(1) Based on the economic value of the Bank's assets assuming no change in interest rates.

  As shown by the table above, increases in interest rates will result in net decreases in the Bank's net portfolio value, while decreases in interest rates will result in net increases in the Bank's net portfolio value. Based upon the Bank's market value model's analysis, a 200 basis point increase in interest rates caused a 2.25% decrease in the ratio of NPV to the economic value of the Bank's assets at December 31, 1999. The results of the Bank's NPV analysis indicates that the Bank has a "moderate" interest rate risk as defined by OTS regulations.

  The Bank's Board of Directors has adopted interest rate risk target limits which established maximum potential decreases in the Bank's NPV of 24%, 47% and 71% in the event of 1%, 2% and 3% immediate and sustained increases in market interest rates, respectively. As indicated in the table above, at December 31, 1999, the Bank was within such Board-approved limits. The Bank's target limits are reviewed by the Board of Directors regularly and are changed in light of market conditions and other factors. Certain shortcomings are inherent in the methods of analysis presented in the computation of NPV. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Asset/Liability Management."

Item 8.  Financial Statements and Supplementary Data.

Alliance Bancorp
Consolidated Statements of Financial Condition

                                                                              December 31,          December 31,
(In thousands, except share data)                                                     1999                  1998
-----------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                       $     48,922                17,195
Interest-bearing deposits                                                           11,598                63,802
Investment securities available for sale, at fair value                             64,494                61,516
Mortgage-backed securities available for sale, at fair value                       356,434               332,347
Loans, net of allowance for losses of $6,031 at December 31, 1999
 and $6,350 at December 31, 1998                                                 1,363,266             1,333,401
Accrued interest receivable                                                         10,493                10,759
Real estate                                                                         20,796                20,185
Premises and equipment, net                                                         12,528                12,590
Stock in Federal Home Loan Bank of Chicago, at cost                                 27,383                24,523
Due from broker                                                                        550                71,336
Other assets                                                                        45,844                34,842
-----------------------------------------------------------------------------------------------------------------
                                                                              $  1,962,308             1,982,496
=================================================================================================================
Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                     $  1,242,198             1,298,044
 Borrowed funds                                                                    538,150               464,450
 Advances by borrowers for taxes and insurance                                      11,358                12,935
 Accrued expenses and other liabilities                                             16,931                21,130
-----------------------------------------------------------------------------------------------------------------
   Total liabilities                                                             1,808,637             1,796,559
=================================================================================================================
Stockholders' Equity:
 Preferred stock, $.01 par value; authorized 1,500,000 shares;
   none outstanding                                                                      -                     -
 Common stock, $.01 par value; authorized 21,000,000 shares
     11,700,010 shares issued at December 31, 1999;
     11,617,903 shares issued at December 31, 1998                                     117                   116
 Additional paid-in capital                                                        108,093               107,130
 Retained earnings, substantially restricted                                        92,337                80,219
 Treasury stock, at cost; 1,522,822 shares at December 31, 1999 and
   154,022 shares at December 31, 1998                                             (29,857)               (1,511)
 Accumulated other comprehensive loss                                              (17,019)                  (17)
-----------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                      153,671               185,937
=================================================================================================================
Commitments and contingencies
-----------------------------------------------------------------------------------------------------------------
                                                                              $  1,962,308             1,982,496
=================================================================================================================

See accompanying notes to consolidated financial statements.

Alliance Bancorp
Consolidated Statements of Income

                                                                         For The Year Ended December 31,
                                                      ----------------------------------------------------------------
(In thousands, except per share amounts)                       1999                    1998                     1997
----------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                 $      96,528                  97,584                   96,641
Mortgage-backed securities                                   26,427                  27,768                   13,584
Investment securities                                         6,897                   9,123                    8,853
Interest-bearing deposits, federal funds and
 commercial paper                                             2,808                   2,600                    1,423
----------------------------------------------------------------------------------------------------------------------
 Total interest income                                      132,660                 137,075                  120,501
----------------------------------------------------------------------------------------------------------------------
Interest Expense:
Deposits                                                     52,468                  60,256                   57,582
Borrowed funds                                               26,888                  24,567                   14,398
Collateralized mortgage obligations                               -                      44                      187
----------------------------------------------------------------------------------------------------------------------
 Total interest expense                                      79,356                  84,867                   72,167
----------------------------------------------------------------------------------------------------------------------
 Net interest income                                         53,304                  52,208                   48,334
 Provision for loan losses                                      200                     262                       24
----------------------------------------------------------------------------------------------------------------------
 Net interest income after provision
   for loan losses                                           53,104                  51,946                   48,310
----------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Gain (loss) on sales of:
 Loans held for sale                                            472                   1,367                     (152)
 Mortgage-backed securities available for sale                 (178)                    633                      (48)
 Investment securities available for sale                         8                     178                      223
Income from real estate operations                            3,973                   1,744                      597
Servicing fee income, net                                       306                      50                      457
ATM fee income                                                1,939                   1,965                    1,797
Other fees and commissions                                   15,048                  18,677                   13,698
Other                                                           469                     247                      490
----------------------------------------------------------------------------------------------------------------------
 Total noninterest income                                    22,037                  24,861                   17,062
----------------------------------------------------------------------------------------------------------------------
Noninterest Expense:
Compensation and benefits                                    26,520                  28,836                   23,438
Occupancy expense                                             7,344                   6,657                    5,549
Federal deposit insurance premiums                              763                     802                      788
Advertising expense                                           1,395                   1,420                    1,256
ATM expense                                                   1,282                   1,452                    1,388
Computer services                                             1,293                   1,776                    1,559
Other                                                        10,155                  10,895                    8,565
----------------------------------------------------------------------------------------------------------------------
 Total noninterest expense                                   48,752                  51,838                   42,543
----------------------------------------------------------------------------------------------------------------------
 Income before income taxes                                  26,389                  24,969                   22,829
Income tax expense                                            8,271                   9,864                    8,469
----------------------------------------------------------------------------------------------------------------------
 Net income                                           $      18,118                  15,105                   14,360
======================================================================================================================
Basic earnings per share                              $        1.66                    1.33                    1.34
Diluted earnings per share                            $        1.59                    1.26                    1.26
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Alliance Bancorp
Consolidated Statements of Changes In Stockholders' Equity

                                                                                        Additional
                                                            Comprehensive     Common       Paid-in    Retained   Treasury
(In thousands, except share and per share amounts)                 Income      Stock       Capital    Earnings      Stock
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                 $                   60         37,771      61,733    (1,310)
Net income                                                         14,360         -              -      14,360         -
Other comprehensive income, net of tax
 Change in minimum pension liability                                  (27)        -              -           -         -
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment                                                        2,261         -              -           -         -
                                                             ------------
Total comprehensive income                                         16,594
                                                             ------------
Proceeds from exercise of stock options                                           1            907           -         -
Tax benefit from stock related compensation                                       -            519           -         -
Cash paid in lieu of fractional shares                                            -              -          (5)        -
Cash dividends declared, $0.47 per share                                          -              -      (5,210)        -
Issuance of 3,930,405 shares for merger of
 Liberty Bancorp                                                                 26         65,106           -         -
Stock split effected in the form of a stock dividend                             27              -         (27)        -
Purchase of treasury stock                                                        -           (125)          -      (217)
Principal payment on ESOP                                                         -              -           -         -
Distribution of BRP stock awards                                                  -              -           -         -
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                    114        104,178      70,851    (1,527)
Net income                                                         15,105         -              -      15,105         -
Other comprehensive income, net of tax
 Change in minimum pension liability                                  (44)        -              -           -         -
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment                                                       (1,603)        -              -           -         -
                                                             ------------
Total comprehensive income                                         13,458
                                                             ------------
Proceeds from exercise of stock options                                           1            697           -         -
Tax benefit from stock related compensation                                       -            773           -         -
Cash paid in lieu of fractional shares                                            -              -          (5)        -
Cash dividends declared, $0.50 per share                                          -              -      (5,732)        -
Treasury stock distributed under employee benefit
 plan                                                                             -            (17)          -         16
Issuance of 71,866 shares                                                         1          1,499           -          -
Principal payment on ESOP                                                         -              -           -          -
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 $                  116        107,130      80,219     (1,511)
---------------------------------------------------------------------------------------------------------------------------

                                                           Common          Common          Accumulated
                                                            Stock           Stock                Other
                                                         Purchase       Purchased        Comprehensive
(In thousands, except share and per share amounts)        by ESOP         by BRPs         Income (Loss)          Total
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                (1,069)        (122)                 (604)         96,459
Net income                                                       -            -                     -          14,360
Other comprehensive income, net of tax
 Change in minimum pension liability                             -            -                   (27)            (27)
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment                                                     -            -                 2,261           2,261
Total comprehensive income

Proceeds from exercise of stock options                          -            -                     -             908
Tax benefit from stock related compensation                      -            -                     -             519
Cash paid in lieu of fractional shares                           -            -                     -              (5)
Cash dividends declared, $0.47 per share                         -            -                     -          (5,210)
Issuance of 3,930,405 shares for merger of
 Liberty Bancorp                                              (555)           -                     -          64,577
Stock split effected in the form of a stock dividend             -            -                     -               -
Purchase of treasury stock                                       -            -                     -            (342)
Principal payment on ESOP                                    1,304            -                     -           1,304
Distribution of BRP stock awards                                 -          122                     -             122
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                  (320)           -                 1,630         174,926
Net income                                                       -            -                     -          15,105
Other comprehensive income, net of tax
 Change in minimum pension liability                             -            -                   (44)            (44)
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment                                                     -            -                (1,603)         (1,603)
Total comprehensive income

Proceeds from exercise of stock options                          -            -                     -             698
Tax benefit from stock related compensation                      -            -                     -             773
Cash paid in lieu of fractional shares                           -            -                     -              (5)
Cash dividends declared, $0.50 per share                         -            -                     -          (5,732)
Treasury stock distributed under employee benefit
 plan                                                            -            -                     -              (1)
Issuance of 71,866 shares                                        -            -                     -           1,500
Principal payment on ESOP                                      320            -                     -             320
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                     -            -                   (17)        185,937
------------------------------------------------------------------------------------------------------------------------

(continued)

Alliance Bancorp
Consolidated Statements of Changes In Stockholders' Equity

                                                                                                                    Common
                                                                                 Additional                          Stock
(continued)                                              Comprehensive   Common   Paid-in    Retained   Treasury   Purchased
(In thousands, except share and per share amounts)           Income      Stock    Capital    Earnings     Stock     by ESOP
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                           $                    116     107,130    80,219     (1,511)          -
Net income                                                      18,118        -           -    18,118          -           -
Other comprehensive income, net of tax
 Change in minimum pension liability                                19        -           -         -          -           -
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment                                                   (17,021)       -           -         -          -           -
                                                       ---------------
Total comprehensive income                                       1,116
                                                       ---------------
Proceeds from exercise of stock options                                       1         554         -          -           -
Tax benefit from stock related compensation                                   -         409         -          -           -
Cash dividends declared, $0.56 per share                                      -           -    (6,000)         -           -
Purchase of treasury stock                                                    -           -         -    (28,346)          -
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           $                    117     108,093    92,337    (29,857)          -
-----------------------------------------------------------------------------------------------------------------------------

                                                                Common            Accumulated
                                                                 Stock               Other
(continued)                                                    Purchased         Comprehensive
(In thousands, except share and per share amounts)              by BRPs          Income (Loss)        Total
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                           -            (17)           185,937
Net income                                                             -              -             18,118
Other comprehensive income, net of tax
 Change in minimum pension liability                                   -             19                 19
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification
  adjustment                                                           -        (17,021)           (17,021)
Total comprehensive income

Proceeds from exercise of stock options                                -              -                555
Tax benefit from stock related compensation                            -              -                409
Cash dividends declared, $0.56 per share                               -              -             (6,000)
Purchase of treasury stock                                             -              -            (28,346)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                           -        (17,019)           153,671
=============================================================================================================

See accompanying notes to consolidated financial statements.

Alliance Bancorp
Consolidated Statements of Cash Flows

                                                                                           Year Ended December 31,
                                                                          ----------------------------------------
(In thousands)                                                                    1999       1998       1997
------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
 Net income                                                                   $   18,118     15,105     14,360
 Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                    2,677      2,135      1,614
  Distribution of BRP awards                                                           -          -        122
  Provision for loan losses                                                          200        262         24
  Amortization of premiums, discounts, and deferred loan fees                      1,389      1,004      2,042
  Originations of loans held for sale                                           (495,560)  (847,379)  (555,662)
  Sale of loans originated for resale                                            623,175    782,213    540,817
  (Gain) loss on sale of loans held for sale                                        (472)    (1,367)       152
  (Gain) loss on sale of mortgage-backed securities available for sale               178       (633)        48
  Gain on sale of investment securities available for sale                            (8)      (178)      (223)
  (Increase) decrease in accrued interest receivable                                 266       (487)      (637)
  (Increase) decrease in other assets                                             (2,026)   (11,649)     3,599
  Increase (decrease) in accrued expenses and other liabilities                   (4,019)     1,708     (4,349)
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                              143,918    (59,266)     1,907
==============================================================================================================

Cash Flows From Investing Activities:
 Loans originated or purchased for investment                                   (479,927)  (427,662)  (195,196)
 Purchases of:
  Mortgage-backed securities available for sale                                 (237,352)  (359,763)  (120,349)
  Investment securities available for sale                                       (74,840)   (66,569)  (105,048)
  Stock in Federal Home Loan Bank of Chicago                                      (4,311)   (10,903)      (171)
  Premises and equipment                                                          (2,617)    (4,090)    (2,627)
 Proceeds from the sale of:
  Mortgage-backed securities available for sale                                  152,880     51,046      9,797
  Investment securities available for sale                                        23,932        234      7,001
  Stock in Federal Home Loan Bank of Chicago                                       1,451      1,969        545
  Loans held for investment                                                       22,069      7,535     65,350
 Proceeds from maturities of investment securities available for sale             43,529    138,871     45,916
 Net (increase) decrease in real estate joint ventures                              (622)    (7,981)       462
 Net assets acquired through merger, net of cash acquired                              -          -     16,417
 Principal collected on loans                                                    300,050    376,761    281,976
 Principal collected on mortgage-backed securities                               109,057    137,563     33,584
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                             (146,701)  (162,989)    37,657
--------------------------------------------------------------------------------------------------------------

(continued)

Alliance Bancorp
Consolidated Statements of Cash Flows

(continued)                                                                         Year Ended December 31,
                                                                              --------------------------------
(In thousands)                                                                    1999       1998       1997
--------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
 Net increase (decrease) in deposits                                             (55,846)    (7,313)    47,577
 Proceeds from borrowed funds                                                    214,327    444,000    286,050
 Repayment of borrowed funds                                                    (140,627)  (186,950)  (349,108)
 Repayment of collateralized mortgage obligations                                      -     (1,077)    (1,236)
 Net decrease in advance payments by borrowers for taxes
  and insurance                                                                   (1,577)    (1,424)      (867)
 Purchase of treasury stock                                                      (28,346)         -       (268)
 Cash dividends paid                                                              (6,180)    (5,010)    (4,327)
 Cash paid in lieu of fractional shares related to stock split                         -         (5)        (5)
 Proceeds from the sale of treasury stock                                              -      1,500          -
 Decrease in ESOP loan                                                                 -        320      1,304
 Proceeds from options exercised                                                     555        698        908
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                              (17,694)   244,739    (19,972)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             (20,477)    22,484     19,592
Cash and cash equivalents at beginning of year                                    80,997     58,513     38,921
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                      $   60,520     80,997     58,513
==============================================================================================================

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                                    $   79,237     84,114     72,594
  Income taxes                                                                    12,335     11,503      6,368
Supplemental Disclosures of Noncash Activities:
 Loans exchanged for mortgage-backed securities                               $    1,361     39,038     60,234
 Additions to real estate acquired in settlement of loans                            718      1,420        375
==============================================================================================================

See accompanying notes to consolidated financial statements.

Alliance Bancorp
Notes To Consolidated Financial Statements
December 31, 1999, 1998 and 1997

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

B. Investments and Mortgage-Backed Securities

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

C. Loans Receivable

  Loans receivable are stated at unpaid principal balances adjusted for deferred loan costs, premiums, loans in process, and allowance for loan losses. Loan origination fees and certain direct loan origination costs are deferred, and the net fees or costs are recognized using the level-yield method over the contractual life of the loans. Any unamortized net fees or costs on loans sold or repaid prior to maturity are recognized in the period such loans are sold or repaid.

  The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Additions to the allowance for loan losses are provided based upon a periodic evaluation by management. Management's periodic evaluations of the adequacy of the allowance to cover probable losses inherent in the loan portfolio are based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

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

  The Company follows the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," for impaired loans. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Substantially all of the Company's lending is excluded from the provisions of SFAS No. 114 and SFAS No. 118. Of the remaining loans which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at December 31, 1999 and 1998, nor during the years ended December 31, 1999, 1998 and 1997, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

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

I. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                                  Year Ended December 31,
                                                                   ---------------------------------------------------
(In thousands, except share data)                                         1999             1998             1997
----------------------------------------------------------------------------------------------------------------------

Numerator:
 Net income                                                        $      18,118           15,105          14,360
Denominator:
 Basic earnings per share-weighted average shares                     10,907,320       11,390,447      10,746,043
 Effect of dilutive securities-stock options                             500,459          579,067         660,696
 Diluted earnings per share-adjusted weighted average
  shares                                                              11,407,779       11,969,514      11,406,739
 Basic earnings per share                                          $        1.66             1.33            1.34
 Diluted earnings per share                                        $        1.59             1.26            1.26

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

J. Comprehensive Income

  The following table sets forth the required disclosures of the reclassification amounts as presented on the statement of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated:

                                                                              Before           Tax             Net
                                                                               Tax          (Expense)         of Tax
(In thousands)                                                                Amount        or Benefit        Amount
-----------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1997
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
 the period                                                                $     3,763          (1,397)          2,366
Less: reclassification adjustment for gain (loss) included in
 net income                                                                        175             (70)            105
-----------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                         3,588          (1,327)          2,261
Change in minimum pension liability                                                (46)             19             (27)
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                 $     3,542          (1,308)          2,234
----------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1998
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
 the year                                                                  $    (1,658)            582          (1,076)
Less: reclassification adjustment for gain (loss) included in
 net income                                                                        811            (284)            527
-----------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                        (2,469)            866          (1,603)
Change in minimum pension liability                                                (70)             26             (44)
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                 $    (2,539)            892          (1,647)
----------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1999
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
 the year                                                                  $   (26,354)          9,223         (17,131)
Less: reclassification adjustment for gain (loss) included in
 net income                                                                       (170)             60            (110)
-----------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                       (26,184)          9,163         (17,021)
Change in minimum pension liability                                                 31             (12)             19
----------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                 $   (26,153)          9,151         (17,002)
----------------------------------------------------------------------------------------------------------------------

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

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

2. Investment Securities Available for Sale

  Investment securities available for sale are summarized as follows:

                                                                 December 31, 1999
                                       --------------------------------------------------------------
                                                                Gross        Gross
                                                  Amortized   Unrealized   Unrealized       Fair
(In thousands)                                       Cost       Gains        Losses         Value
-----------------------------------------------------------------------------------------------------

United States government and agency
 obligations                                    $      66,471        -       (4,525)        61,946
Marketable equity securities                            2,284       39          (63)         2,260
Other investment securities                               285        3            -            288
-----------------------------------------------------------------------------------------------------
                                                $      69,040       42       (4,588)        64,494
-----------------------------------------------------------------------------------------------------

Weighted average interest rate                           6.77%
---------------------------------------------------------------


(In thousands)                                                   December 31, 1998
-----------------------------------------------------------------------------------------------------

United States government and agency
 obligations                                    $      58,495      338            -         58,833
Marketable equity securities                            2,103      252           (6)         2,349
Other investment securities                               320       14            -            334
-----------------------------------------------------------------------------------------------------
                                                $      60,918      604           (6)        61,516
-----------------------------------------------------------------------------------------------------

Weighted average interest rate                           7.11%
------------------------------------------------------------------

  The maturities of investment securities available for sale are summarized as follows:

                                                                 December 31, 1999
                                         ---------------------------------------------------------------------
                                                                  Gross            Gross
                                                  Amortized    Unrealized        Unrealized             Fair
(In thousands)                                      Cost          Gains            Losses               Value
--------------------------------------------------------------------------------------------------------------

Due in one year or less                     $        35             -                -                   35
Due in one to five years                          3,000             -             (104)               2,896
Due in five to ten years                         44,937             3           (2,740)              42,200
Due after ten years                              18,784             -           (1,681)              17,103
Marketable equity securities                      2,284            39              (63)               2,260
--------------------------------------------------------------------------------------------------------------
                                            $    69,040            42           (4,588)              64,494
--------------------------------------------------------------------------------------------------------------

  Proceeds from the sale of investment securities available for sale during 1999, 1998 and 1997 were $23.9 million, $234,000 and $7.0 million, respectively. Gross gains of $25,000, $178,000 and $223,000 were realized on those sales. Gross losses of $17,000 were realized on sales during 1999.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

3. Mortgage-Backed Securities Available for Sale

  Mortgage-backed securities available for sale are summarized as follows:

                                                                               December 31, 1999
                                                -----------------------------------------------------------------------------
                                                                         Gross               Gross
                                                  Amortized           Unrealized           Unrealized              Fair
(In thousands)                                       Cost                Gains               Losses                Value
-----------------------------------------------------------------------------------------------------------------------------

Government National Mortgage Assoc.             $      54,830                   12              (2,414)                52,428
Federal Home Loan Mortgage
 Corporation                                           15,226                    -                (646)                14,580
Federal National Mortgage Association                  23,809                   38              (1,135)                22,712
Collateralized mortgage obligations                   283,978                    -             (17,264)               266,714
-----------------------------------------------------------------------------------------------------------------------------
                                                $     377,843                   50             (21,459)               356,434
-----------------------------------------------------------------------------------------------------------------------------

Weighted average interest rate                           6.65%
-------------------------------------------------------------------


(In thousands)                                                                 December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------

Government National Mortgage Assoc.             $     109,056                  452                (226)               109,282
Federal Home Loan Mortgage
 Corporation                                           24,515                   70                 (42)                24,543
Federal National Mortgage Association                  51,585                  360                 (87)                51,858
Collateralized mortgage obligations                   147,560                  119              (1,015)               146,664
-----------------------------------------------------------------------------------------------------------------------------
                                                $     332,716                1,001              (1,370)               332,347
-----------------------------------------------------------------------------------------------------------------------------

Weighted average interest rate                           6.74%
-------------------------------------------------------------------

  Proceeds from the sale of mortgage-backed securities available for sale during 1999 were $152.9 million. Gross gains of $212,000 and gross losses of $390,000 were realized on those sales. Proceeds from the sale of mortgage-backed securities available for sale during 1998 were $51.0 million. Gross gains of $634,000 and gross losses of $1,000 were realized on those sales. Proceeds from the sale of mortgage-backed securities available for sale during 1997 were $9.8 million. Gross gains of $5,000 and gross losses of $53,000 were realized on those sales.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

4. Loans

  Loans are summarized as follows:

                                                                   December 31,                     December 31,
(In thousands)                                                         1999                             1998
-----------------------------------------------------------------------------------------------------------------------
Real estate loans:
One-to four-family:
 Held for investment                                      $       709,965                          745,726
 Held for sale                                                     13,346                          110,617
Multi-family                                                      172,614                          165,628
Commercial real estate                                            140,480                          112,826
Construction loans                                                173,866                           56,949
Land                                                                2,766                            2,167
----------------------------------------------------------------------------------------------------------
 Total real estate loans                                        1,213,037                        1,193,913
Other loans:
Commercial leases                                                  20,846                           24,243
Home equity lines of credit                                       100,077                           92,266
Commercial business loans                                           4,163                            4,325
Consumer loans                                                    126,521                           58,453
----------------------------------------------------------------------------------------------------------
 Total other loans                                                251,607                          179,287
----------------------------------------------------------------------------------------------------------
 Total all loans                                                1,464,644                        1,373,200
Add (deduct):
Loans in process                                                  (95,726)                         (33,615)
Premiums and deferred loan costs, net                                 379                              166
Allowance for loan losses                                          (6,031)                          (6,350)
----------------------------------------------------------------------------------------------------------
                                                          $     1,363,266                        1,333,401
----------------------------------------------------------------------------------------------------------

Weighted average interest rate                                       7.64%                            7.50
----------------------------------------------------------------------------------------------------------

  Adjustable-rate mortgage loans were $412.8 million and $392.3 million at December 31, 1999 and 1998, respectively. The weighted average interest rate for adjustable-rate mortgage loans was 7.70% and 7.46% at December 31, 1999 and 1998, respectively.

  The following is a summary of the changes in the allowance for loan losses:

                                                                       For The Year Ended December 31,
                                                   --------------------------------------------------------------------
(In thousands)                                               1999                   1998                   1997
------------------------------------------------------------------------------------------------------------------------

 Balance at beginning of year                       $                6,350                  6,170                  3,023
 Balance acquired in merger                                              -                      -                  3,203
 Provision for loan losses                                             200                    262                     24
 Charge-offs, net of recoveries                                       (519)                   (82)                   (80)
------------------------------------------------------------------------------------------------------------------------
 Balance at end of year                             $                6,031                  6,350                  6,170
-----------------------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

              Non-accrual loans were as follows:

                                                          Percent of
Year                                Number    Amount      Total Loans
 --------------------------------------------------------------------------
(Dollars in thousands)
December 31, 1999                   108       $  4,541     0.33%
December 31, 1998                    53          3,282     0.25
December 31, 1997                    48          3,693     0.30

  Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $272,986,000, $283,104,000 and $288,360,000 at December 31,
1999, 1998 and 1997, respectively. Included in loans serviced for others are mortgages, totaling $84,000, $104,000 and $744,000 at December 31, 1999, 1998
and 1997, respectively, which require the Bank to repurchase the loans under stipulated circumstances. Custodial balances maintained in connection with the mortgage loans serviced for others and included in deposits and advance payments by borrowers for taxes and insurance were $4,040,000, $14,536,000 and $7,991,000 at December 31, 1999, 1998 and 1997, respectively.

  The following is a summary of changes in capitalized mortgage servicing rights for the periods indicated:

                                                                       For The Year Ended December 31,
                                                   ---------------------------------------------------------
(In thousands)                                               1999                1998            1997
------------------------------------------------------------------------------------------------------------

Balance at beginning of year                                 $  1,629            1,010             770
Additions                                                         434            1,417             635
Amortization                                                     (736)            (620)           (396)
Change in valuation allowance                                     175             (178)              1
------------------------------------------------------------------------------------------------------------
Balance at end of year                                       $  1,502            1,629           1,010
------------------------------------------------------------------------------------------------------------

  The fair value of the servicing rights at December 31, 1999, 1998, and 1997 was approximately $2,409,000, $2,071,000 and $1,869,000, respectively.

5. Accrued Interest Receivable

  Accrued interest receivable is summarized as follows:

                                                                         December 31,        December 31,
(In thousands)                                                               1999               1998
-------------------------------------------------------------------------------------------------------

Investment securities available for sale                           $        994                     697
Mortgage-backed securities available for sale                             2,074                   2,245
Loans                                                                     7,425                   7,817
-------------------------------------------------------------------------------------------------------
                                                                   $     10,493                  10,759
-------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

6. Real Estate

     Real estate consisted of the following:

(In thousands)                                                       December 31, 1999                December 31, 1998
-----------------------------------------------------------------------------------------------------------------------
Real estate owned - residential                                      $             241                              522
Real estate held for investment                                                  1,031                            1,031
Investment in real estate joint ventures:
   HSW Partners, L.P.                                                            3,312                            2,754
   Hartz-Southwest Partnership                                                   5,725                            4,212
   Prairie Trail Development Phase II                                              641                            1,344
   Church Street Associates Partnership                                            546                                -
   Prairie Pointe Limited Partnership                                              525                                -
   Hunters Farm Limited Partnership                                              2,500                                -
   Indian Creek Limited Partnership                                              2,000                                -
   New Lenox HSW Partners                                                            -                            1,099
   Wexford Limited Partnership                                                   2,086                            3,801
   Century Farms Limited Partnership                                             1,090                            4,000
   Churchview Limited Partnership                                                  323                              527
   Kedzie Limited Partnership                                                      776                              895
-----------------------------------------------------------------------------------------------------------------------
                                                                     $          20,796                           20,185
=======================================================================================================================

     Income (loss) from real estate operations is summarized for the periods indicated:


                                                                       For The Year Ended December 31,
                                                   --------------------------------------------------------------------
(In thousands)                                                       1999                   1998                   1997
-----------------------------------------------------------------------------------------------------------------------
Real estate owned - residential                    $                   73                    (54)                   (60)
Rental income from office buildings                                   163                    145                    132
Real estate held for investment                                       200                    200                    200
Investment in real estate joint ventures:
   HSW Partners, L.P.                                                 566                    152                    199
   Hartz-Southwest Partnership                                      1,513                    985                    519
   Prairie Trail Development Phase II                                 378                    (93)                  (266)
   Prairie Pointe Limited Partnership                                  82                      -                      -
   Kimball Hill Limited Partnership                                     -                    457                   (114)
   New Lenox HSW Partners                                              16                    115                    130
   Wexford Limited Partnership                                      1,040                      -                      -
   Century Farms Limited Partnership                                  264                      4                      -
   Churchview Limited Partnership                                    (203)                   (88)                   (98)
   Kedzie Limited Partnership                                        (119)                   (79)                   (45)
-----------------------------------------------------------------------------------------------------------------------
                                                   $                3,973                  1,744                    597
=======================================================================================================================

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

7. Premises and Equipment

     Premises and equipment, at cost, less accumulated depreciation and amortization are summarized as follows:

(In thousands)                                                       December 31, 1999                December 31, 1998
-----------------------------------------------------------------------------------------------------------------------
Land                                                        $                    2,256                            2,256
Office buildings and improvements                                                7,104                            6,889
Furniture, fixtures, and equipment                                              18,060                           15,681
Leasehold improvements                                                           2,563                            2,549
-----------------------------------------------------------------------------------------------------------------------
                                                                                29,983                           27,375
Less accumulated depreciation and amortization                                  17,455                           14,785
-----------------------------------------------------------------------------------------------------------------------
                                                            $                   12,528                           12,590
=======================================================================================================================

    Included in occupancy expense is depreciation and amortization of premises and equipment of $2,677,000, $2,135,000 and $1,613,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8. Deposits

  Deposits are summarized as follows:

                                December 31, 1999                                                         December 31, 1998
--------------------------------------------------------------------------------  -------------------------------------------------
                              Weighted                          Percent           Weighted                                   Percent
                               Average                         of Total            Average                                  of Total
(Dollars in thousands)            Rate             Amount      Deposits               Rate                  Amount         Deposits
-----------------------------------------------------------------------------------------------------------------------------------
DEMAND ACCOUNTS:
NOW                               1.35%     $     117,689          9.47%              0.34%          $     131,246            10.11%
Savings                           2.26            204,052         16.43               2.59                 206,826            15.93
Money market                      3.31             84,644          6.81               3.28                  82,375             6.35
-----------------------------------------------------------------------------------------------------------------------------------
                                  2.21            406,385         32.71               2.02                 420,447            32.39
-----------------------------------------------------------------------------------------------------------------------------------

CERTIFICATE ACCOUNTS:
Three Months Plus                 4.34             14,287          1.15               4.49                  17,351             1.34
Six Months Plus                   4.97            202,668         16.32               5.36                 344,589            26.54
One Year Plus                     5.57            385,861         31.06               5.71                 203,821            15.70
Two Year Plus                     5.47             50,171          4.04               5.89                  64,789             4.99
Three Year Plus                   5.84             15,234          1.23               6.18                  24,258             1.87
Four Year Plus                    5.50              1,880          0.15               6.22                   5,879             0.45
Five Year Plus                    6.47             72,716          5.85               6.47                  90,943             7.01
Jumbo                             5.68             61,815          4.98               5.63                  77,740             5.99
Retirement and other              4.94             31,181          2.51               5.74                  48,227             3.72
-----------------------------------------------------------------------------------------------------------------------------------
                                  5.47            835,813         67.29               5.65                 877,597            67.61
-----------------------------------------------------------------------------------------------------------------------------------
                                  4.40%     $   1,242,198        100.00%              4.47%          $   1,298,044           100.00%
===================================================================================================================================

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

  Contractual maturities of certificate accounts at December 31, 1999 are as follows:

(In thousands)
------------------------------------------------------------

Less than 12 months                      $           567,391
12 to 24 months                                      240,430
25 to 36 months                                       14,683
Over 36 months                                        13,309
------------------------------------------------------------
                                         $           835,813
------------------------------------------------------------

  The aggregate amount of certificate accounts with a balance of $100,000 or greater was $165.8 million at December 31, 1999 and $169.7 million at December 31, 1998.

  Interest expense for deposit accounts is summarized as follows:

                                                                   For The Year Ended December 31,
                                              ------------------------------------------------------------------------
(In thousands)                                                    1999                    1998                    1997
----------------------------------------------------------------------------------------------------------------------
NOW accounts                               $                       617                     623                   1,352
Money market accounts                                            2,761                   3,367                   2,892
Savings accounts                                                 4,853                   5,165                   5,701
Certificate accounts                                            44,237                  51,101                  47,637
----------------------------------------------------------------------------------------------------------------------
                                           $                    52,468                  60,256                  57,582
======================================================================================================================

9. Borrowed Funds

  Borrowed funds are summarized as follows:

                                                        December 31, 1999                         December 31, 1998
                                          ------------------------------------------------------------------------------------
                                                Weighted                                  Weighted
                                                 Average                                   Average
(Dollars in thousands)                              Rate                       Amount         Rate                      Amount
------------------------------------------------------------------------------------------------------------------------------
Advances from the FHLB of Chicago due in:
1999                                                   -   %         $              -         7.21%           $         11,800
2000                                                4.95                       78,950         5.17                      38,950
2001                                                7.00                        1,200         7.00                       1,200
2002                                                5.71                        8,000         5.53                      12,500
2003                                                5.37                       75,000         5.37                      75,000
2008                                                5.66                      250,000         5.31                     325,000
2009                                                5.04                      125,000            -                           -
------------------------------------------------------------------------------------------------------------------------------
                                                    5.38%            $        538,150         5.36%           $        464,450
==============================================================================================================================

  At December 31, 1999, there were $308 million in callable FHLB advances, of which $50 million were adjustable rate.

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

10. Income Taxes

Federal and State income tax expense (benefit) is summarized as follows:

                                                             For The Year Ended December 31,
                                                         -------------------------------------
(In thousands)                                                   1999        1998         1997
----------------------------------------------------------------------------------------------
Federal:
  Current                                                $      9,468       8,745        8,190
  Deferred                                                       (993)       (299)      (1,050)
----------------------------------------------------------------------------------------------
                                                                8,475       8,446        7,140
State:
  Current                                                           -       1,492        1,561
  Deferred                                                       (204)        (74)        (232)
----------------------------------------------------------------------------------------------
                                                                 (204)      1,418        1,329
----------------------------------------------------------------------------------------------
Total income tax expense                                 $      8,271       9,864        8,469
==============================================================================================

  The reasons for the difference between the effective income tax and the corporate Federal income tax are as follows:

                                                        For The Year Ended December 31,
                                                     -----------------------------------
(In thousands)                                            1999        1998        1997
----------------------------------------------------------------------------------------
Federal income tax at 35% rate                       $     9,236       8,739       7,990
Items affecting Federal income tax rate:
  Valuation allowance                                        (57)        (35)       (135)
  Increase in cash surrender value of life
     insurance policies                                     (276)          -           -
  Reduction of previously established
     liability                                              (700)          -           -
  State income taxes, net of Federal benefit                (133)        895         796
  Other, net                                                 201         265        (182)
----------------------------------------------------------------------------------------
Income tax expense                                   $     8,271       9,864       8,469
========================================================================================

  The significant components of deferred income taxes are as follows:

                                                         For The Year Ended December 31,
                                                      -----------------------------------
(In thousands)                                             1999        1998        1997
-----------------------------------------------------------------------------------------
Deferred taxes attributable to changes in gross
  deferred tax assets and liabilities                 $     (1,140)      (338)     (1,147)
Decrease in beginning-of-year balance
  of the valuation allowance for
  deferred taxes                                               (57)       (35)       (135)
-----------------------------------------------------------------------------------------
                                                      $     (1,197)      (373)     (1,282)
=========================================================================================

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

     The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                        December 31,          December 31,
(In thousands)                                                                 1999                  1998
----------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Unrealized loss on securities available for sale                   $         9,084                     -
 General allowances for losses on loans                                       2,329                 2,660
 Accrued pension and retirement                                               2,539                 2,716
 Capital loss carryforward                                                       51                    51
 Illinois net operating loss carryforward                                        13                    70
 Depreciation                                                                   218                    73
 Purchase mortgage servicing rights                                             121                   166
 Investment in real estate                                                      519                   612
 Other                                                                           72                    92
----------------------------------------------------------------------------------------------------------
   Total gross deferred tax assets                                           14,946                 6,440
 Less valuation allowance                                                       (64)                 (121)
----------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                      14,882                 6,319

Deferred tax liabilities:
 FHLB stock dividends                                                          (346)                 (346)
 Loan fees                                                                        -                   (56)
 Excess servicing                                                               (34)                 (107)
 Tax bad debt reserve in excess of base year amount                            (765)               (1,371)
 Mortgage brokerage fees                                                          -                  (278)
 Purchase accounting                                                            (55)                 (760)
 Unrealized gain on securities available for sale                                 -                   (80)
----------------------------------------------------------------------------------------------------------
  Total gross deferred tax liabilities                                       (1,200)               (2,998)
----------------------------------------------------------------------------------------------------------
Net deferred tax asset                                              $        13,682                 3,321
==========================================================================================================

     The valuation allowance for deferred tax assets as of December 31, 1998 was $121,000. The net change in the total valuation allowance for the year ended December 31, 1999 was a decrease of $57,000. The reversal of the valuation allowance was made due to the utilization of state net operating losses. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of the valuation allowance.

     Retained earnings at December 31, 1999 includes approximately $24.3 million of tax bad debt reserves for which no Federal or State income tax liability has been provided. If in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and State tax liability, at the then current corporate tax rate, will be imposed on the amounts so used.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

11. Lease Commitments

     Certain operations of the Company are conducted from leased offices under short-term operating lease agreements which are generally renewable at the option of the Company. Operating expenses include rental expense for office space, net of sublease rental income, of $1,980,000, $1,958,000, and $1,804,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The projected minimum rentals under existing leases are as follows:

(In thousands)           Year         Amount
---------------------------------------------
                         2000      $   1,541
                         2001          1,264
                         2002          1,124
                         2003          1,090
                         2004            983
                   Thereafter          1,327
---------------------------------------------
                                   $   7,329
=============================================

12. Regulatory Capital

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. OTS regulations require all savings institutions to maintain a minimum regulatory tangible capital ratio equal to 1.5% of total assets, a minimum 3.0% leverage capital ratio, and 8.0% risk-based capital ratio requirement. As of December 31, 1999, the Bank meets all capital adequacy requirements to which it is subject.

     OTS regulations require that in meeting the leverage ratio, tangible and risk-based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. At December 31, 1999 the Bank had $6,126,000 investments in and loans to subsidiaries required to be deducted.

     As of December 31, 1999, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

     The Bank's actual capital amounts and ratios as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                                           To Be Well
                                                                                       Capitalized Under
                                                                For Capital            Prompt Corrective
                                       Actual                Adequacy Purposes           Action Provisions
                              -----------------------    ------------------------    ------------------------
(Dollars in thousands)          Amount        Ratio         Amount        Ratio          Amount       Ratio
---------------------------   -----------------------    ------------------------    ------------------------
As of December 31, 1999
Tangible capital
(to total assets)             $ 131,700       6.71%      $   29,438       1.50%              N/A
Core capital
(to total assets)             $ 131,700       6.71%      $   58,876       3.00%      $    98,126       5.00%
Total capital
(to risk-weighted assets)     $ 136,632      11.55%      $   94,679       8.00%      $   118,349      10.00%
Core capital
(to risk-weighted assets)     $ 131,700      11.13%             N/A                  $    71,009       6.00%

As of December 31, 1998
Tangible capital
(to total assets)             $ 155,430       7.95%      $   29,322       1.50%              N/A
Core capital
(to total assets)             $ 155,430       7.95%      $   58,644       3.00%      $    97,740       5.00%
Total capital
(to risk-weighted assets)     $ 160,724      14.99%      $   85,780       8.00%      $   107,225      10.00%
Core capital
(to risk-weighted assets)     $ 155,430      14.50%             N/A                  $    64,335       6.00%

  A reconciliation of the Bank's equity capital at December 31, 1999 and 1998 is as follows:

(In thousands)                                                       December 31, 1999       December 31, 1998
---------------------------------------------------------------------------------------------------------------
Stockholders' equity per financial statements                       $    153,671                       185,937
Less:
  Holding Company stockholders' equity not available
    for regulatory capital                                                28,981                        21,569
  Goodwill and other intangibles                                           1,272                         1,394
  Disallowed servicing assets and deferred tax assets                      2,449                         3,189
  Investments in and advances to nonincludable subsidiaries
    required to be deducted                                                6,126                         4,356
  Net unrealized losses on securities available for sale,
    net of tax                                                           (16,857)                           (1)
--------------------------------------------------------------------------------------------------------------
Stockholder's equity of the Bank for regulatory purposes            $    131,700                       155,430
==============================================================================================================

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

13. Other Postretirement Benefit Plan

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

     The Bank's postretirement plan financial data is as follows:

                                                         December 31,         December 31,
(In thousands)                                                  1999                 1998
------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                  $     830                    794
Interest cost                                                   53                     54
Actuarial (gain) loss                                         (112)                    22
Benefits paid                                                  (30)                   (40)
------------------------------------------------------------------------------------------
Benefit obligation at end of year                        $     741                    830
==========================================================================================

Fair value of plan assets                                $       -                      -
==========================================================================================

Funded status of plan                                    $     741                    830
Unrecognized net gain                                          309                    257
------------------------------------------------------------------------------------------
Net amount recognized                                    $   1,050                  1,087
==========================================================================================

                                                                         For The Year Ended December 31,
                                                                       1999            1998            1997
                                                                --------------------------------------------
Components of net periodic postretirement benefit cost:
Interest cost                                                   $       53                54              55
Amortization of unrecognized gain                                      (59)              (54)            (50)
-------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                        $       (6)                -               5
=============================================================================================================

     In measuring benefits amounts for the plan years ended December 31, 199, 1998 and 1997, the health care cost trend rate for medical benefits of 8.00% for 1997, 7.00% for 1998, 6.00% for 1999, 5.50% for 2000 and later years was assumed. The health care cost trend rate for dental benefits of 5.5% for 1997 and 1998, 6.00% for 1999 and 5.5% for 2000 and later years was assumed. Increasing the combined health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $65,000, and the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1999 by approximately $6,000. Decreasing the combined health care cost trend rate by one percentage point each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $73,000, and the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1999 by approximately $5,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.00%, 6.75% and 7.00% at December 31, 1999, 1998 and 1997, respectively.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

14. Officer, Director and Employee Plans

Employee Stock Ownership Plan (ESOP)

     In conjunction with the Bank's conversion, the Company formed an ESOP. The ESOP covered substantially all employees of the Bank with more than one year of employment who had attained the age of 21. Contributions to the ESOP by the Bank were made to fund the principal and interest payments on the debt of the ESOP. Total contributions made to the ESOP were $312,000 and $296,000, for the years ended December 31, 1998 and 1997, respectively. In conjunction with the mergers, the ESOP plan was terminated.

401(k) Plan and Trust

     The Plan is a qualified plan covering all employees of the Company who have completed at least 1,000 hours of service for the Company within a twelve consecutive month period and are age 21 or older. The Company adopted the Plan, effective January 1, 1993, for the exclusive benefit of eligible employees and their beneficiaries. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 1% to 15% of their earnings, subject to Internal Revenue Service limitations. Non-elective contributions are not permitted. Matching contributions can be made at the Company's discretion each Plan year. The Company elected to make contributions to the Plan totaling, $250,000, $321,000 and $104,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Liberty Federal Bank Supplemental Executive Retirement Plan (SERP)

     During the year ended December 31, 1998, the Bank adopted a supplemental executive retirement plan for the purpose of providing retirement benefits to certain executive officers. The annual retirement plan benefit under the SERP is equal to an actuarially calculated amount to provide the executive with seventy percent of the average of his highest annual salary plus cash bonus, combined, in any five consecutive years of the last ten calendar years ending before the executive's benefit eligibility date, reduced by the employer-provided benefits available to the executive for the twelve month period immediately following attainment of his benefit age from any tax-qualified plans maintained or terminated and paid out by the Bank. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The Company has life insurance policies which are intended to be used to satisfy obligations of the SERP. Benefit costs are being accounted for in accordance with APB Opinion 12 as amended by paragraph 13 of SFAS 106. For the years ended December 31, 1999 and 1998, $367,000 and $192,000, respectively was recorded as expense for the SERP.

Southwest Federal Savings and Loan Association Supplemental Executive Retirement Plan (SERP)

     Southwest Federal Savings and Loan Association established a non-qualified supplemental retirement plan for the benefit of certain key officers. This plan was effective October 1, 1988, and is being funded through the purchase of life insurance contracts. The funded status of the non-qualified supplemental retirement plan is shown below.

                                                          December 31,           December 31,
(In thousands)                                                   1999                   1998
---------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                  $       2,458                  2,427
Interest cost                                                      164                    173
Benefits paid                                                     (217)                  (212)
Actuarial (gain) loss                                              (66)                    70
----------------------------------------------------------------------------------------------
Benefit obligation at end of year                        $       2,339                  2,458
==============================================================================================

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

                                                              December 31,         December 31,
(In thousands)                                                       1999                 1998
-----------------------------------------------------------------------------------------------
Fair value of plan assets                                 $           -                      -
-----------------------------------------------------------------------------------------------

Funded status                                             $       2,339                  2,458
Unrecognized prior service cost                                    (152)                  (167)
Unrecognized net actuarial loss                                    (208)                  (277)
-----------------------------------------------------------------------------------------------
Net amount recognized                                     $       1,979                  2,014
===============================================================================================

     The additional minimum liability required to be recognized currently exceeds unrecognized net obligations and prior service costs. As a result, this excess is a component of accumulated other comprehensive income, net of the applicable tax benefit.

     Plan expense includes the following components:

                                                            For The Year Ended December 31,
                                                   -----------------------------------------------
(In thousands)                                        1999               1998             1997
--------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Interest cost                                      $    164                  173            178
Amortization of prior service cost                       16                   16             16
Recognized net actuarial loss                             2                    -              -
--------------------------------------------------------------------------------------------------
Net periodic benefit cost                          $    182                  189            194
==================================================================================================

Weighted average assumptions           1999         1998         1997
-----------------------------------------------------------------------
Discount rate                          7.50%        7.50%        7.75%


Stock Option Plans

     The Company and its shareholders adopted Incentive Stock Option Plans for the benefit of officers and key employees of the Company or its affiliates and a Stock Option Plan for Outside Directors of the Company. Options available for grant at December 31, 1999 for each plan were 319,577 and 31,101, respectively. The term of the options issued under all plans expires ten years from the date of grant. The options granted under the plans are exercisable not earlier than one year after the date of grant and are subject to a vesting schedule, with the exception of the Directors' Plan, which options became immediately exercisable at date of grant.

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

                                                     For The Year Ended December 31,
                                       ---------------------------------------------------------
     (In thousands,
     except per share data)                    1999               1998               1997
     ---------------------------       ---------------------------------------------------------
     Net Income
      As Reported                      $     18,118             15,105             14,360
      Pro Forma                              17,193             14,383             13,835
     Basic Earnings Per Share
      As Reported                      $       1.66               1.33               1.34
      Pro Forma                                1.58               1.26               1.29
     Diluted Earnings Per Share
      As Reported                      $       1.59               1.26               1.26
      Pro Forma                                1.51               1.20               1.21

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

     The fair value of each option granted was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants issued for the years ended December 31, 1999, 1998 and 1997, respectively: risk free interest rates of 4.7%, 5.3%, and 6.4%; annual volatility factors for the Company's stock of 32.8%, 25.4%, and 29.5%; dividend yields of 2.69%, 2.00%, and 2.00%; and an average expected life of seven years. The effects of applying SFAS No. 123 for disclosing compensation cost under such statement, may not be representative of the effects on reported net income for future years.

     A summary of the status of the stock options as of December 31, 1999, 1998 and 1997 and changes during these periods is presented below:

                                                        Year Ended             Year Ended
                                                     December 31, 1999      December 31, 1998
                                                 ----------------------------------------------
                                                                Weighted               Weighted
                                                                Average                Average
                                                                Exercise               Exercise
                                                     Options     Price      Options     Price
-----------------------------------------------------------------------------------------------
  Outstanding beginning of period                   1,143,389    $ 12.06   1,090,122    $  9.41
  Granted                                             231,300      19.81     182,300      24.53
  Exercised                                           (82,107)      6.62    (117,546)      5.94
  Forfeited                                           (94,818)     18.90     (11,487)     22.24
-----------------------------------------------------------------------------------------------
  Outstanding at end of period                      1,197,764      13.38   1,143,389      12.06
-----------------------------------------------------------------------------------------------
  Exercisable at end of period                        883,230      10.60     920,044       9.39
-----------------------------------------------------------------------------------------------
  Weighted average fair value of options
   granted during the period                            $6.27                  $7.46
-----------------------------------------------------------------------------------------------

                                                              Year Ended
                                                            December 31, 1997
                                                 ---------------------------------------
                                                                               Weighted
                                                                               Average
                                                                               Exercise
                                                         Options                Price
----------------------------------------------------------------------------------------
  Outstanding beginning of year                          589,545                 $  7.86
  Acquired through merger                                608,871                    9.09
  Granted                                                 62,430                   18.94
  Exercised                                             (156,669)                   5.80
  Forfeited                                              (14,055)                  12.46
----------------------------------------------------------------------------------------
  Outstanding at end of year                           1,090,122                    9.41
----------------------------------------------------------------------------------------
  Exercisable at end of year                             977,193                    8.57
----------------------------------------------------------------------------------------
  Weighted average fair value of options
   granted during the year                                 $6.82
----------------------------------------------------------------------------------------

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

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

  The following table summarizes information about the stock options outstanding at December 31, 1999:

                                    Options Outstanding          Options Exercisable
                           ----------------------------------------------------------
                                            Weighted Average                 Weighted
                                        ----------------------
                                          Remaining                           Average
                                 Options     Life     Exercise    Options    Exercise
 Range of Exercise Prices    Outstanding   (Years)     Price    Exercisable     Price
-------------------------------------------------------------------------------------
$         5.33   to    6.33      516,300      2.2      $  5.58      516,300   $  5.58
         14.13   to   15.97      184,689      5.5        15.00      177,489     14.97
         17.25   to   19.32      164,907      5.8        18.56      142,430     18.52
         19.75   to   21.25      196,900      9.1        19.82          500     19.75
         24.25   to   25.65      134,968      8.0        25.34       46,511     25.35
                             ----------------------------------------------------------
                               1,197,764      5.0        13.38      883,230     10.60
                             ----------------------------------------------------------

15. Financial Instruments With Off-Balance Sheet Risk and Concentrations of Credit Risk

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

  Commitments to originate and purchase mortgage loans of $92 million at December 31, 1999 represent amounts which the Company plans to fund within the normal commitment period of 60 to 90 days. Because the credit-worthiness of each customer is reviewed prior to extension of the commitment, the Company adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet. As part of its effort to control interest rate risk on these commitments, the Bank may enter into forward commitments to sell fixed-rate mortgage-backed securities to reduce exposure to changes in loan market prices from the time of commitment until securitization. Fixed-rate loans originated by the Bank may be securitized through FNMA to satisfy these forward commitments. The risks associated with these contracts arise from the possible inability of the Bank to deliver the mortgage-backed securities on the specified delivery date. In such case, the Bank may be required to repurchase the forward commitment to sell at the then current market price. For the year ended December 31, 1999, the Bank securitized and sold $1.4 million of fixed-rate mortgage loans. No gain or loss was recorded on these sales. Of these sales none were hedged using forward contracts. For the year ended December 31, 1998, the Bank securitized and sold $39.0 million of fixed-rate mortgage loans. Of these sales, $33.5 million were hedged using forward contracts. The sales resulted in a net gain of $421,243. For the year ended December 31, 1997, the Bank securitized and sold $60.2 million of fixed-rate mortgage loans. Of these sales, $13.3 million were hedged using forward contracts. The sales resulted in a net gain of $30,000. There were no outstanding forward commitments to sell FNMA mortgage-backed securities at December 31, 1999.

  The Bank has issued outstanding letters of credit totaling $3.5 million to various municipalities regarding incomplete construction projects on which the Bank had originated mortgage loans.

  The Federal Home Loan Bank of Chicago has issued a standby letter of credit for $3.0 million to the State of Illinois on behalf of the Bank in order to secure a deposit of $3.0 million.

  Additionally, the Bank has approved, but unused, home equity lines of credit, of $108.6 million at December 31, 1999. Approval of home equity lines is based on underwriting standards that do not allow total borrowings, including the equity line of credit, to exceed 100% of the current appraised value of the customer's home. This approval is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan.

  The Company conducts substantially all of its lending activities in the local communities in which it serves.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

16. Business Combinations

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

  The following unaudited pro forma financial information presents the combined results of operations of Alliance Bancorp and Liberty Bancorp, Inc. as if the acquisition had occurred on January 1, 1997. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the companies constituted a single entity during the year ended December 31, 1997.

(In thousands, except per share amounts)
---------------------------------------------------------
Net interest income                          $    49,767
Net income                                        14,382
Basic earnings per share                     $      1.34
Diluted earnings per share                   $      1.26

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

  Certain operating financial data previously reported by Alliance Bancorp and Southwest Bancshares on a separate basis and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:

                                                    For the Year Ended
(In thousands, except per share amounts)             December 31, 1997
-----------------------------------------------------------------------
Net interest income
 Alliance Bancorp                                    $          36,511
 Southwest Bancshares                                           11,823
                                                     ------------------
 Combined                                            $          48,334
Net income
 Alliance Bancorp                                    $          10,249
 Southwest Bancshares                                            4,111
                                                     ------------------
 Combined                                            $          14,360
Diluted earnings per share
 Alliance Bancorp                                    $            1.26
 Southwest Bancshares                                             1.49
                                                     ------------------
 Combined                                            $            1.26

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

17. Condensed Parent Company Only Financial Statements

  The following condensed statements of financial condition at December 31, 1999 and 1998 and condensed statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997 for Alliance Bancorp should be read in conjunction with the consolidated financial statements and the notes thereto.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                December 31,        December 31,
(In thousands, except share data)                                                       1999                1998
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                          $     6,437               5,268
Investment securities available for sale, at fair value                                2,513               2,613
Mortgage-backed securities available for sale, at fair value                               -               2,968
Real estate                                                                                -               1,099
Loan to Liberty Lincoln Service Corporation II                                         2,250               2,250
Loan to Southwest Bancshares Development Corp.                                         3,000               2,700
Equity in net assets of subsidiaries                                                 139,841             172,334
Other assets                                                                           1,182                 604
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                     $   155,223             189,836
===================================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
Accrued expenses and other liabilities                                           $     1,552               3,899
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      1,552               3,899
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock, $.01 par value; authorized 1,500,000 shares;
 none outstanding                                                                          -                   -
Common stock, $.01 par value; authorized 21,000,000 shares
  11,700,010 shares issued at December 31, 1999;
  11,617,903 shares issued at December 31, 1998                                          117                 116
Additional paid-in capital                                                           108,093             107,130
Retained earnings, substantially restricted                                           92,337              80,219
Treasury stock, at cost; 1,522,822 shares at December 31, 1999 and
 154,022 at December 31, 1998                                                        (29,857)             (1,511)
Accumulated other comprehensive loss                                                 (17,019)                (17)
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           153,671             185,937
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                       $   155,223             189,836
===================================================================================================================

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

Condensed Parent Company Only Financial Statements
(continued)

CONDENSED STATEMENTS OF INCOME                                             For The Year Ended December 31,
                                                                      -------------------------------------
(In thousands)                                                                 1999        1998        1997
-----------------------------------------------------------------------------------------------------------
Interest income                                                            $    694         930       1,259
Interest expense                                                                  -           -           8
-----------------------------------------------------------------------------------------------------------
Net interest income                                                             694         930       1,251
Gain on sales of investment securities available for sale                         -         178         211
Loss on sales of mortgage-backed securities available for sale                  (27)          -         (32)
Other income, net                                                               (33)         52          15
Noninterest expense                                                             823       2,035       1,142
-----------------------------------------------------------------------------------------------------------
 Income (loss) before income tax expense (benefit) and equity in
  earnings of subsidiaries                                                     (189)       (875)        303
Income tax expense (benefit)                                                    (75)         46          84
-----------------------------------------------------------------------------------------------------------
 Income (loss) before equity in earnings of subsidiaries                       (114)       (921)        219
Equity in earnings of subsidiaries                                           18,232      16,026      14,141
-----------------------------------------------------------------------------------------------------------
 Net income                                                                $ 18,118      15,105      14,360
===========================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
-----------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                                 $ 18,118      15,105      14,360
Equity in earnings of subsidiaries                                          (18,232)    (16,026)    (14,141)
Dividend received from Bank                                                  40,100       3,200       4,600
Gain on sales of investment securities available for sale                         -        (178)       (211)
Loss on sales of mortgage-backed securities available for sale                   27           -          32
(Increase) decrease in other assets                                             637         (99)      1,166
Increase (decrease) in accrued expenses and other liabilities                (2,087)        822         115
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    38,563       2,824       5,921
-----------------------------------------------------------------------------------------------------------
Investing activities:
Net assets acquired/sold, net of cash acquired                                    -           -         173
Net decrease in investment in real estate                                     1,099           -           -
Principal payment of ESOP loan                                                    -         320       1,304
Repayment of loan to Bank                                                         -       6,450       1,000
Repayment of loan to LLSCII                                                       -           -         578
Increase in loan to Southwest Bancshares Development Corp.                     (300)       (300)          -
Investment in LLSCII                                                         (7,000)     (7,850)     (1,000)
Purchase of investment securities available for sale                           (195)       (939)     (1,248)
Proceeds from sales of investment securities available for sale                   -         233         340
Proceeds from sales of mortgage-backed securities available for sale          2,973           -       1,456
Principal payments on mortgage-backed securities                                  -           -          28
Proceeds from the maturities of investment securities                             -         250       1,000
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          (3,423)     (1,836)      3,631
-----------------------------------------------------------------------------------------------------------
Financing activities:
Repayment of borrowed funds                                                       -           -      (1,000)
Proceeds from options exercised                                                 555         698         908
Issuance of stock                                                                 -       1,500           -
Purchase of treasury stock                                                  (28,346)          -        (268)
Cash dividends paid                                                          (6,180)     (5,010)     (4,327)
Cash paid in lieu of fractional shares related to stock split                     -          (5)         (5)
-----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                       (33,971)     (2,817)     (4,692)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          1,169      (1,829)      4,860
Cash and cash equivalents at beginning of year                                5,268       7,097       2,237
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $  6,437       5,268       7,097
===========================================================================================================

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

18. Operating Segments

     The Company's operations include three primary segments: banking, mortgage brokerage and joint venture real estate developments. Through its banking subsidiary's network of 19 retail banking facilities in Chicago; north, west and southwestern Cook County; and DuPage County in Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. Mortgage brokerage activities conducted through the Bank's subsidiary, Preferred Mortgage Associates, Ltd. ("Preferred") include the origination of primarily residential mortgage loans for sale to various investors as well as to the Bank. Joint venture real estate activities are primarily conducted through the Company's real estate subsidiaries. The real estate subsidiaries provide equity financing in various developments with reputable real estate developers, primarily for the construction of single family homes. The Company's three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and consist of financial advice and brokerage services and holding company investments. Assets and results of operations are based on generally accepted accounting principles, with profit and losses of equity method investees excluded. Inter-segment revenues and expenses are eliminated in reporting consolidated results of operations.

     Operating segment information is as follows:

                                                             Mortgage        Real Estate               Inter-segment   Consolidated
(In thousands)                                 Banking      Brokerage     Joint Ventures      Other     Eliminations          Total
------------------------------------------------------------------------------------------------------------------------------------
1999
Interest income                                $  132,276       2,770                 87        747           (3,220)       132,660
Interest expense                                   79,647       2,453                476          -           (3,220)        79,356
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                52,629         317               (389)       747                -         53,304
Provision for loan losses                             200           -                  -          -                -            200
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
  losses                                           52,429         317               (389)       747                -         53,104
Other fees and commissions                          4,950      12,343                  -      2,299           (2,299)        17,293
Other noninterest income                              701           -              4,036        201             (194)         4,744
Noninterest expense                                35,504      13,038                 14      2,689           (2,493)        48,752
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                  22,576        (378)             3,633        558                -         26,389
Income tax expense (benefit)                        6,757        (147)             1,430        231                -          8,271
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $   15,819        (231)             2,203        327                -         18,118
------------------------------------------------------------------------------------------------------------------------------------
Assets                                         $1,938,969      17,937             29,139     16,287          (40,024)     1,962,308
------------------------------------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

Operating Segments
(continued)

                                                             Mortgage        Real Estate               Inter-segment   Consolidated
(In thousands)                                 Banking      Brokerage     Joint Ventures      Other     Eliminations          Total
------------------------------------------------------------------------------------------------------------------------------------
1998
Interest income                            $   136,200          5,030                  5      1,218           (5,378)       137,075
Interest expense                                85,075          4,678                436         44           (5,366)        84,867
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                             51,125            352               (431)     1,174              (12)        52,208
Provision for loan losses                          262              -                  -          -                -            262
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
  loan losses                                   50,863            352               (431)     1,174              (12)        51,946
Other fees and commissions                       4,785         17,221                  -      2,306           (3,620)        20,692
Other noninterest income                         2,722              -              1,505        231             (289)         4,169
Noninterest expense                             36,393         15,463                 99      3,804           (3,921)        51,838
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes               21,977          2,110                975        (93)               -         24,969
Income tax expense                               8,295            823                388        358                -          9,864
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                          $    13,682          1,287                587       (451)               -         15,105
------------------------------------------------------------------------------------------------------------------------------------
Assets                                     $ 1,951,121        117,738             18,368     21,970         (126,701)     1,982,496
------------------------------------------------------------------------------------------------------------------------------------

1997
Interest income                            $   119,578          2,072                  1      1,497           (2,647)       120,501
Interest expense                                72,417          1,802                400        195           (2,647)        72,167
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                             47,161            270               (399)     1,302                -         48,334
Provision for loan losses                           24              -                  -          -                -             24
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for
  loan losses                                   47,137            270               (399)     1,302                -         48,310
Other fees and commissions                       4,285         10,272                 16      1,876             (497)        15,952
Other noninterest income                           934              5                338        308             (475)         1,110
Noninterest expense                             30,739          9,942                152      2,682             (972)        42,543
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before  income taxes              21,617            605               (197)       804                -         22,829
Income tax expense (benefit)                     8,034            236                (69)       268                -          8,469
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                          $    13,583            369               (128)       536                -         14,360
------------------------------------------------------------------------------------------------------------------------------------
Assets                                     $ 1,701,972         49,162              9,105     30,199          (67,613)     1,722,825
------------------------------------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

19. Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. The estimated fair value amounts under SFAS No. 107 have been determined as of a specific point in time utilizing various available market information, assumptions and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather, the disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values. The estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 are set forth in the following table and explanation.

                                                  December 31, 1999                      December 31, 1998
(In thousands)                           Carrying Amount        Fair Value     Carrying Amount        Fair Value
-----------------------------------------------------------------------------------------------------------------
Financial Assets:
Cash and due from banks                  $        48,922            48,922              17,195             17,195
Interest-bearing deposits                         11,598            11,598              63,802             63,802
Investment securities                             64,494            64,494              61,516             61,516
Mortgage-backed securities                       356,434           356,434             332,347            332,347
Loans                                          1,363,266         1,362,269           1,333,401          1,399,131
Accrued interest receivable                       10,493            10,493              10,759             10,759
Stock in FHLB of Chicago                          27,383            27,383              24,523             24,523
-----------------------------------------------------------------------------------------------------------------
Total financial assets                   $     1,882,590         1,881,593           1,843,543          1,909,273
=================================================================================================================

Financial Liabilities:
Non-maturing deposits                            406,385           406,385             420,447            420,447
Deposits with stated maturities                  835,813           835,813             877,597            885,505
Borrowed funds                                   538,150           524,333             464,450            471,985
Accrued interest payable                           2,976             2,976               2,857              2,857
-----------------------------------------------------------------------------------------------------------------
Total financial liabilities              $     1,783,324         1,769,507           1,765,351          1,780,794
=================================================================================================================

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

     Borrowed funds. The fair value of FHLB advances is the present value of the contractual cash flows, discounted by the current rate offered for similar remaining maturities.

     Commitments to extend credit. The fair value of commitments to extend credit is estimated as the amount that the Company would receive or pay to execute a new commitment with terms identical to current commitments considering current interest rates.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

20. Quarterly Results of Operations (unaudited)

     The following are the consolidated results of operations on a quarterly basis:

                                                                            For the Year Ended December 31, 1999
                                                           -------------------------------------------------------------------------
(In thousands, except per share amounts)                       1st Quarter      2nd Quarter       3rd Quarter        4th Quarter
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                      $        32,497           32,902            33,527             33,734
Total interest expense                                              19,754           19,661            19,769             20,172
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 12,743           13,241            13,758             13,562
Provision for loan losses                                               50               50                50                 50
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 12,693           13,191            13,708             13,512
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
Gain (loss) on sales of  investment securities, mortgage-
  backed securities and loans receivable                               377               70               (11)              (134)
Other noninterest income                                             6,323            6,613             5,195              3,604
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                             6,700            6,683             5,184              3,470
Noninterest expense                                                 12,876           12,775            12,246             10,855
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                           6,517            7,099             6,646              6,127
Income tax expense                                                   1,916            2,592             2,018              1,745
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $         4,601            4,507             4,628              4,382
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                   $          0.40             0.41              0.43               0.42
Diluted earnings per share                                 $          0.39             0.39              0.41               0.41
====================================================================================================================================

                                                                            For the Year Ended December 31, 1999
                                                           -------------------------------------------------------------------------
(In thousands, except per share amounts)                       1st Quarter      2nd Quarter       3rd Quarter        4th Quarter
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                      $        32,672           34,354            35,566             34,483
Total interest expense                                              19,753           21,314            22,434             21,366
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 12,919           13,040            13,132             13,117
Provision for loan losses                                              106               56                50                 50
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 12,813           12,984            13,082             13,067
------------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
Gain on sales of investment securities, mortgage-
  backed securities and loans receivable                               543              113               339              1,183
Other noninterest income                                             5,633            4,737             4,346              7,967
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                             6,176            4,850             4,685              9,150
Noninterest expense                                                 11,095           14,711            11,300             14,732
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                           7,894            3,123             6,467              7,485
Income tax expense                                                   3,057            1,382             2,623              2,802
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $         4,837            1,741             3,844              4,683
====================================================================================================================================
Basic earnings per share                                   $          0.43             0.15              0.34               0.41
Diluted earnings per share                                 $          0.41             0.14              0.32               0.39
====================================================================================================================================

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Alliance Bancorp:

     We have audited the accompanying consolidated statements of financial condition of Alliance Bancorp and subsidiaries ("the Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                             KPMG LLP


Chicago, Illinois
January 25, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information relating to Directors and Executive Officers is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2000.

Item 11. Executive Compensation.

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2000.

Item 13. Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2000

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1)  Financial Statements

          The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

          Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

          Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

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

          (iii) Liberty Federal Bank Executive Supplemental Retirement Income Agreement.

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

          Exhibit No. 21. Subsidiaries of the Registrant.

          Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"

          Exhibit No. 23. Consent of KPMG LLP

          Consent of KPMG LLP to the incorporation by reference into the registrant's registration statement on Form S-8 of their report accompanying the financial statements of the registrant for the year ended December 31, 1999.

     (b)  Reports on Form 8-K.

          Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ALLIANCE BANCORP
                              --------------------------------------------------
                                             (Registrant)


                              By: /s/ Kenne P. Bristol
                                 -------------------------------------
                                      Kenne P. Bristol
DATED:  March 15, 2000                President, Chief Executive
        --------------                Officer and Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                             Title                                               Date
/s/ Kenne P. Bristol                             President, Chief Executive Officer                  March 15, 2000
-------------------------------------------                                                          ------------------------------
Kenne P. Bristol                                 and Director

/s/ Fredric G. Novy                              Chairman of the Board of                            March 15, 2000
-------------------------------------------                                                          ------------------------------
Fredric G. Novy                                  Directors

/s/ Richard A. Hojnicki                          Executive Vice President                            March 15, 2000
-------------------------------------------                                                          ------------------------------
Richard A. Hojnicki                              Chief Financial Officer and Corporate Secretary
                                                 (Principal Financial Officer)

/s/ Ilene M. Bock                                Senior Vice President and Controller                March 15, 2000
-------------------------------------------                                                          ------------------------------
Ilene M. Bock                                    (Principal Accounting Officer)

/s/ Edward J. Burns                              Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
Edward J. Burns

/s/ Whit G. Hughes                               Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
Whit G. Hughes

/s/ Howard R. Jones                              Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
Howard R. Jones

/s/ H. Verne Loeppert                            Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
H. Verne Loeppert

/s/ David D. Mill                                Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
David D. Mill

/s/ Edward J. Nusrala                            Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
Edward J. Nusrala

/s/William C. O'Donnell                          Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
William C. O'Donnell

/s/ William R. Rybak                             Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
William R. Rybak

/s/ Russell F. Stephens, Jr.                     Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
Russell F. Stephens, Jr.

/s/ Donald E. Sveen                              Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
Donald E. Sveen

/s/ Vernon B. Thomas, Jr.                        Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
Vernon B. Thomas, Jr.

/s/ Richard E. Webber                            Director                                            March 15, 2000
-------------------------------------------                                                          ------------------------------
Richard E. Webber