Form 10-Q
period 2000-03-31
ALLIANCE BANCORP
filed 2000-05-09
CIK 885638

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to ____________


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

     Common Stock, $0.01 par value -9,668,555 shares outstanding as of May 5, 2000.
================================================================================

                       Alliance Bancorp and Subsidiaries
                                   Form 10-Q

                                     Index
                                     -----

Part I.   Financial Information                                             Page
-------   ---------------------                                             ----

Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Financial Condition
          as of March 31, 2000 and December 31, 1999                           1

          Consolidated Statements of Income for the Three
          Months Ended March 31, 2000 and 1999                                 2

          Consolidated Statements of Changes in Stockholders' Equity
          for the Three Months Ended March 31, 2000 and 1999                   3

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2000 and 1999                           4

          Notes to Consolidated Financial Statements                           5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          See "Management's Discussion and Analysis of Financial Condition
          and Results of Operations," "Asset/Liability Management"            15

Part II.  Other Information
--------  -----------------

Item 1.   Legal Proceedings                                                   19

Item 2.   Changes in Securities                                               19

Item 3.   Defaults upon Senior Securities                                     19

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 5.   Other Information                                                   19

Item 6.   Exhibits and Reports on Form 8-K                                    20

          Signature Page                                                      21

Alliance Bancorp and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                         March 31,    December 31,
(In thousands, except share data)                                                           2000          1999
--------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
Assets
Cash and due from banks                                                             $       22,795         48,922
Interest-bearing deposits                                                                    3,299         11,598
Investment securities available for sale, at fair value                                     52,714         64,494
Mortgage-backed securities available for sale, at fair value                               234,276        356,434
Loans, net of allowance for losses of $6,135 at
   March 31, 2000 and $6,031 at December 31, 1999                                        1,410,689      1,363,266
Accrued interest receivable                                                                  9,404         10,493
Real estate                                                                                 23,064         20,796
Premises and equipment, net                                                                 12,334         12,528
Stock in Federal Home Loan Bank of Chicago, at cost                                         27,859         27,383
Due from broker                                                                                  -            550
Other assets                                                                                40,598         45,844
--------------------------------------------------------------------------------------------------------------------
                                                                                    $    1,837,032      1,962,308
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                                         $    1,255,942      1,242,198
   Borrowed funds                                                                          398,150        538,150
   Advances by borrowers for taxes and insurance                                            10,307         11,358
   Accrued expenses and other liabilities                                                   16,826         16,931
--------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                 1,681,225      1,808,637
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
   Preferred stock, $.01 par value; authorized 1,500,000 shares; none outstanding                -              -
   Common stock, $.01 par value; authorized 21,000,000 shares;
     11,701,010 shares issued and 9,724,055 outstanding at March 31, 2000
     11,700,010 shares issued and 10,177,188 outstanding at December 31, 1999                  117            117
   Additional paid-in capital                                                              108,103        108,093
   Retained earnings, substantially restricted                                              96,127         92,337
   Treasury stock, at cost; 1,976,955 shares at March 31, 2000 and
     1,522,822 at December 31, 1999                                                        (38,175)       (29,857)
   Accumulated other comprehensive loss                                                    (10,365)       (17,019)
--------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                          155,807        153,671
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------
                                                                                    $    1,837,032      1,962,308
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Income

                                                                                             Three Months Ended
                                                                                                 March 31,
(In thousands, except per share amounts)                                                     2000         1999
--------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
Interest Income:
   Loans                                                                               $     26,561       23,875
   Mortgage-backed securities                                                                 5,371        5,402
   Investment securities                                                                      1,623        1,489
   Interest-bearing deposits                                                                    100        1,731
--------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                   33,655       32,497
--------------------------------------------------------------------------------------------------------------------

Interest Expense:
   Deposits                                                                                  13,307       13,639
   Borrowed funds                                                                             6,499        6,115
--------------------------------------------------------------------------------------------------------------------
     Total interest expense                                                                  19,806       19,754
--------------------------------------------------------------------------------------------------------------------
     Net interest income                                                                     13,849       12,743
     Provision for loan losses                                                                  200           50
--------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses                                     13,649       12,693
--------------------------------------------------------------------------------------------------------------------

Noninterest Income:
   Gain on sales of loans held for sale                                                          14          382
   Loss on sales of mortgage-backed securities available for sale                            (6,059)          (5)
   Loss on sales of investment securities available for sale                                   (491)           -
   Income from real estate operations                                                           974          511
   Servicing fee income                                                                          53          148
   ATM fee income                                                                               421          480
   Other fees and commissions                                                                 1,275        4,804
   Other, net                                                                                   (89)         380
--------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                                                (3,902)       6,700
--------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
   Compensation and benefits                                                                  5,423        7,407
   Occupancy expense                                                                          2,004        1,774
   Federal deposit insurance premiums                                                            69          201
   Advertising expense                                                                          197          210
   ATM expense                                                                                  269          340
   Computer services                                                                            354          337
   Other                                                                                      2,519        2,607
--------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                                               10,835       12,876
--------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes and extraordinary item                                (1,088)       6,517
   Income tax expense (benefit)                                                                (540)       1,916
--------------------------------------------------------------------------------------------------------------------
     Income (loss) before extraordinary item                                                   (548)       4,601
   Extraordinary item-gain on early extinguishment of debt,
     net of tax expense of $3,069                                                             5,700            -
--------------------------------------------------------------------------------------------------------------------
     Net income                                                                        $      5,152        4,601
--------------------------------------------------------------------------------------------------------------------

Basic earnings per share
     Income (loss) before extraordinary item                                           $      (0.05)        0.40
     Extraordinary item, net of tax                                                            0.57            -
--------------------------------------------------------------------------------------------------------------------
     Net income                                                                                0.52         0.40
--------------------------------------------------------------------------------------------------------------------

Diluted earnings per share
     Income (loss) before extraordinary item                                                  (0.05)        0.39
     Extraordinary item, net of tax                                                            0.57            -
--------------------------------------------------------------------------------------------------------------------
     Net income                                                                        $       0.52         0.39
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                                                           Additional
                                                                Comprehensive      Common     Paid-in    Retained   Treasury
(In thousands, except per share amounts)                               Income       Stock     Capital    Earnings      Stock
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (unaudited)
Three Months Ended March 31, 1999
Balance at December 31, 1998                                  $                       116     107,130      80,219     (1,511)
Net income                                                              4,601           -           -       4,601          -
Other comprehensive income, net of tax
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification adjustment               (1,144)          -           -           -          -
                                                                ----------------
Total comprehensive income                                              3,457
Cash dividends declared, $0.14 per share                                                -           -      (1,557)         -
Purchase of treasury stock                                                              -           -           -     (6,796)
Proceeds from exercise of stock options                                                 -           5           -          -
Tax benefit from stock related compensation                                             -           6           -          -
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                     $                       116     107,141      83,263     (8,307)
------------------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31, 2000
Balance at December 31, 1999                                  $                       117     108,093      92,337    (29,857)
Net income                                                              5,152           -           -       5,152          -
Other  comprehensive income, net of tax
 Change in minimum pension liability                                       23           -           -           -          -
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification adjustment                6,631           -           -           -          -
                                                                ----------------
Total comprehensive income                                             11,806
Cash dividends declared, $0.14 per share                                                -           -      (1,362)         -
Purchase of treasury stock                                                              -           -           -     (8,318)
Proceeds from exercise of stock options                                                 -           5           -          -
Tax benefit from stock related compensation                                             -           5           -          -
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                                     $                       117     108,103      96,127    (38,175)
------------------------------------------------------------------------------------------------------------------------------
                                                                Accumulated
                                                                      Other
                                                              Comprehensive
(In thousands, except per share amounts)                       Income (Loss)      Total
-----------------------------------------------------------------------------------------

Three Months Ended March 31, 1999
Balance at December 31, 1998                                            (17)    185,937
Net income                                                                -       4,601
Other comprehensive income, net of tax
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification adjustment             (1,144)     (1,144)

Total comprehensive income
Cash dividends declared, $0.14 per share                                  -      (1,557)
Purchase of treasury stock                                                -      (6,796)
Proceeds from exercise of stock options                                   -           5
Tax benefit from stock related compensation                               -           6
-----------------------------------------------------------------------------------------
Balance at March 31, 1999                                            (1,161)    181,052
-----------------------------------------------------------------------------------------

Three Months Ended March 31, 2000
Balance at December 31, 1999                                        (17,019)    153,671
Net income                                                                -       5,152
Other  comprehensive income, net of tax
 Change in minimum pension liability                                     23          23
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification adjustment              6,631       6,631

Total comprehensive income
Cash dividends declared, $0.14 per share                                  -      (1,362)
Purchase of treasury stock                                                -      (8,318)
Proceeds from exercise of stock options                                   -           5
Tax benefit from stock related compensation                               -           5
-----------------------------------------------------------------------------------------
Balance at March 31, 2000                                           (10,365)    155,807
-----------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                            Three Months Ended
                                                                                                 March 31,
(In thousands)                                                                              2000          1999
--------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
Cash Flows From Operating Activities:
Net income                                                                         $         5,152         4,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                  750           621
Provision for loan losses                                                                      200            50
Amortization of premiums, discounts, and deferred loan fees                                    322           356
Originations of loans held for sale                                                        (15,637)     (204,243)
Sale of loans originated for resale                                                          9,791       251,995
Gain on sales of loans                                                                         (14)         (382)
Loss on sales of mortgage-backed securities available for sale                               6,059             5
Loss on sales of investment securities available for sale                                      491             -
Extraordinary item-gain on early extiguishment of debt, net of tax                          (5,700)            -
Decrease in accrued interest receivable                                                      1,089           307
Increase in other assets                                                                    (1,745)       (1,277)
Increase in accrued expenses and other liabilities                                               1           601
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      759        52,634
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Loans originated or purchased for investment                                              (102,503)      (79,528)
Purchases of:
   Mortgage-backed securities available for sale                                                 -      (139,816)
   Investment securities available for sale                                                      -       (44,630)
   Stock in Federal Home Loan Bank of Chicago                                                 (476)            -
   Premises and equipment                                                                     (556)         (524)
Proceeds from sale of:
   Mortgage-backed securities available for sale                                           115,180        74,308
   Investment securities available for sale                                                 12,505             -
   Loans held for investment                                                                 2,374         6,155
   Proceeds from maturities of investment securities available for sale                          -        18,400
Net (increase) decrease in real estate joint ventures                                       (1,815)        2,325
Principal collected on loans                                                                57,870        92,583
Principal collected on mortgage-backed securities available for sale                        10,512        44,215
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                         93,091       (26,512)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                                         13,744       (30,642)
Proceeds from borrowed funds                                                               115,000             -
Repayment of borrowed funds                                                               (246,231)       (3,000)
Net decrease in advance payments by borrowers for taxes and insurance                       (1,051)       (1,880)
Purchase of treasury stock                                                                  (8,318)       (6,796)
Cash dividends paid                                                                         (1,425)       (1,605)
Proceeds from exercise of stock options                                                          5             5
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                     (128,276)      (43,918)
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                  (34,426)      (17,796)
Cash and cash equivalents at beginning of period                                            60,520        80,997
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $       26,094        63,201
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                                            $       20,164        19,762
Income taxes                                                                                     -         1,000

Supplemental Disclosures of Noncash Activities:
Loans exchanged for mortgage-backed securities                                      $            -           473
Additions to real estate acquired in settlement of loans                            $          496            52
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Three Months Ended March 31, 2000 and 1999

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

(2)  Comprehensive Income

     The following table sets forth the required disclosures of other comprehensive income and the reclassification amounts as presented in the statements of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated:

                                                                             Before          Tax           Net
                                                                               Tax        (Expense)       of Tax
(In thousands)                                                               Amount       or Benefit      Amount
--------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1999
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities available for sale
      arising during the period                                        $      (1,765)          618        (1,147)
Less: reclassification adjustment for gain (loss) included in
      net income                                                                  (5)            2            (3)
--------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                               $      (1,760)          616        (1,144)
--------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31, 2000
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities available for sale
      arising during the period                                        $       3,650        (1,276)        2,374
Less: reclassification adjustment for gain (loss) included in
      net income                                                              (6,550)        2,293        (4,257)
--------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                               $      10,200        (3,569)        6,631
Change in minimum pension liability                                               38           (15)           23
--------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                             $      10,238        (3,584)        6,654
--------------------------------------------------------------------------------------------------------------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Three Months Ended March 31, 2000 and 1999

(3)  Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ----------------------------------
(In thousands, except share data)                                                      2000              1999
--------------------------------------------------------------------------------------------------------------------
Numerator:
    Income (loss) before extraordinary item                                    $           (548)            4,601
    Extraordinary item, net of tax                                                        5,700                 -
                                                                                  ----------------------------------
    Net income                                                                 $          5,152             4,601
                                                                                  ----------------------------------
Denominator:
    Basic earnings per share-weighted average shares                                  9,961,869        11,394,593
    Effect of dilutive securities-stock options                                               -           488,674
                                                                                  ----------------------------------
    Diluted earnings per share-adjusted weighted average shares                       9,961,869        11,883,267
                                                                                  ----------------------------------
Basic earnings per share
    Income (loss) before extraordinary item                                    $          (0.05)             0.40
    Extraordinary item, net of tax                                                         0.57                 -
                                                                                  ----------------------------------
    Net income                                                                 $           0.52              0.40
                                                                                  ----------------------------------
Diluted earnings per share
    Income (loss) before extraordinary item                                    $          (0.05)             0.39
    Extraordinary item, net of tax                                                         0.57                 -
                                                                                  ----------------------------------
    Net income                                                                 $           0.52              0.39
                                                                                  ----------------------------------

(4)  Commitments and Contingencies

     At March 31, 2000, the Company had outstanding commitments to originate or purchase loans of $124.8 million and undisbursed balances of construction loans of $92.2 million. Unused equity lines of credit available to customers were $112.6 million at March 31, 2000.

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Three Months Ended March 31, 2000 and 1999

(5)  Operating Segments

     The Company's operations include three primary segments: banking, mortgage brokerage and joint venture real estate developments. Through its banking subsidiary's network of 19 retail banking facilities in Chicago; north, west and southwestern Cook County; and DuPage County in Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. Mortgage brokerage activities conducted through the Bank's subsidiary, Liberty Home Mortgage include the origination of primarily residential mortgage loans for sale to various investors as well as to the Bank. Joint venture real estate activities are primarily conducted through the Company's real estate subsidiaries. The real estate subsidiaries provide equity financing in various developments with reputable real estate developers, primarily for the construction of single family homes. The Company's three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and are shown as "Other" below and consist of financial advice and brokerage services and holding company investments. Assets and results of operations are based on generally accepted accounting principles, with profit and losses of equity method investees excluded. Inter-segment revenues and expenses are eliminated in reporting consolidated results of operations.

     Operating segment information is as follows:

                                                                            Mortgage      Real Estate               Inter-segment
(In thousands)                                                Banking      Brokerage   Joint Ventures       Other    Eliminations
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2000
Interest income                                       $        33,636            127               46         166            (320)
Interest expense                                               19,885             87              154           -            (320)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            13,751             40             (108)        166               -
Provision for loan losses                                         200              -                -           -               -
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            13,551             40             (108)        166               -
Other fees and commissions                                      1,152            357                -         517            (277)
Other noninterest income, net                                  (6,372)             -              888        (114)            (53)
Noninterest expense                                             8,975          1,572               22         596            (330)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary item                                            (644)        (1,175)             758         (27)              -
Income tax expense (benefit)                                     (371)          (458)             297          (8)              -
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                          (273)          (717)             461         (19)              -
-----------------------------------------------------------------------------------------------------------------------------------
Extraordinary item-gain on early extinguishment
   of debt, net of tax expense                                  5,700              -                -           -               -
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $         5,427           (717)             461         (19)              -
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                                $     1,812,085         12,626           24,921      14,920        (27,520)
-----------------------------------------------------------------------------------------------------------------------------------

                                                     Consolidated
(In thousands)                                              Total
--------------------------------------------------------------------
Three Months Ended March 31, 2000
Interest income                                            33,655
Interest expense                                           19,806
--------------------------------------------------------------------
Net interest income                                        13,849
Provision for loan losses                                     200
--------------------------------------------------------------------
Net interest income after provision for loan losses        13,649
Other fees and commissions                                  1,749
Other noninterest income, net                              (5,651)
Noninterest expense                                        10,835
---------------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary item                                      (1,088)
Income tax expense (benefit)                                 (540)
--------------------------------------------------------------------
Income (loss) before extraordinary item                      (548)
--------------------------------------------------------------------
Extraordinary item-gain on early extinguishment
   of debt, net of tax expense                              5,700
--------------------------------------------------------------------
Net income (loss)                                           5,152
--------------------------------------------------------------------
Assets                                                  1,837,032
--------------------------------------------------------------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Three Months Ended March 31, 2000 and 1999

                                                                            Mortgage      Real Estate               Inter-segment
(In thousands)                                                Banking      Brokerage   Joint Ventures       Other    Eliminations
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1999
Interest income                                       $        32,227          1,072                2         213          (1,017)
Interest expense                                               19,771            897              103           -          (1,017)
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            12,456            175             (101)        213               -
Provision for loan losses                                          50              -                -           -               -
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            12,406            175             (101)        213               -
Other fees and commissions                                      1,288          4,436                -         568            (860)
Other noninterest income                                          527              -              597         194             (50)
Noninterest expense                                             9,263          3,901               10         612            (910)
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      4,958            710              486         363               -
Income tax expense                                              1,301            277              193         145               -
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                            $         3,657            433              293         218               -
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                                $     1,922,003         61,800           19,091      24,939         (85,197)
-----------------------------------------------------------------------------------------------------------------------------------

                                                       Consolidated
(In thousands)                                                Total
----------------------------------------------------------------------
Three Months Ended March 31, 1999
Interest income                                              32,497
Interest expense                                             19,754
-----------------------------------------------------------------------
Net interest income                                          12,743
Provision for loan losses                                        50
-----------------------------------------------------------------------
Net interest income after provision for loan losses          12,693
Other fees and commissions                                    5,432
Other noninterest income                                      1,268
Noninterest expense                                          12,876
----------------------------------------------------------------------
Income before income taxes                                    6,517
Income tax expense                                            1,916
----------------------------------------------------------------------
Net income                                                    4,601
----------------------------------------------------------------------
Assets                                                    1,942,636
----------------------------------------------------------------------

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

     The Bank's earnings are also affected by noninterest income, including income related to loan origination fees contributed by Liberty Home Mortgage and the noncredit consumer related financial services offered by the Bank, such as net commissions received by the Bank from securities brokerage services, commissions from the sale of insurance products, loan servicing income, fee income on transaction accounts, and interchange fees from its shared ATMs. The Bank's noninterest income has also been affected by gains from the sale of various assets, including loans, mortgage-backed securities, investment securities, loan servicing, and real estate. Noninterest expense consists principally of employee compensation and benefits, occupancy expense, federal deposit insurance premiums, and other general and administrative expenses of the Bank and Liberty Home Mortgage.

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

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 11.66% for the quarter ended March 31, 2000.

     The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2000, cash and cash equivalents totaled $26.1 million.

     Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments and interest-bearing deposits. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances.

     The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, the origination and sale of loans, the gain on early extinguishment of debt and the loss on sales of mortgage-backed and investment securities available for sale, provided $759,000 for the three months ended March 31, 2000. Net cash related to investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed and investment securities available for sale, offset by sales of mortgage-backed and investment securities available for sale, maturities of investment securities available for sale, principal collections on loans and mortgage-backed securities, provided $93.1 million for the three months ended March 31, 2000. Net cash utilized by financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds, the payment of dividends and the purchase of treasury stock, totaled $128.3 million for the three months ended March 31, 2000.

     The Bank's tangible capital ratio at March 31, 2000 was 7.30%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $105.9 million. The Bank's core capital ratio at March 31, 2000 was 7.30%. This exceeded the core capital requirement of 3.0% of adjusted assets by $78.5 million. The Bank's risk-based capital ratio was 11.51% at March 31, 2000. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $42.2 million.

Changes in Financial Condition

     The Company had total assets of $1.8 billion at March 31, 2000, a decrease of $125.3 million, or 6.4%, from December 31, 1999.

     During this quarter, the Company auctioned $125 million of FHLB of Chicago advances to other member banks of the FHLB of Chicago. The Company recorded a pre-tax gain of $8.8 million on the sale of these advances. Concurrently, the Company sold $122 million of investment and mortgage-backed securities, available for sale, recognizing losses of $6.3 million. The gain on these combined transactions, net of fees and tax was $1.4 million. This de-leveraging transaction represented approximately 6% of the Company's assets. It is anticipated through re-leveraging that the Company will invest prudently in commercial and multi-family loan products at increased spreads.

     Loans totaled $1.4 billion at March 31, 2000, an increase of $47.4 million. Loan originations were $118.1 million for the three months ended March 31, 2000, offset by loan sales of $12.2 million and principal repayments of $57.9 million.

     Deposits totaled $1.3 billion at March 31, 2000, an increase of $13.7 million. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas. The weighted average deposit cost at March 31, 2000 was 4.66% compared to 4.52% at December 31, 1999.

     Stockholders' equity totaled $155.8 million at March 31, 2000, an increase of $2.1 million. On November 3, 1999, the Company announced a stock repurchase plan under which the Company is authorized to repurchase up to 1,036,000 shares of its outstanding common stock. At March 31, 2000, 676,933 shares had been repurchased. A cost of $8.3 million was recorded in the current year, which is reflected as a reduction in stockholders' equity. At March 31, 2000, the number of common shares outstanding was 9,724,055 and the book value per common share outstanding was $16.02 per share. On March 17, 2000, the Company declared a $0.14 per share cash dividend payable April 14, 2000 to shareholders of record on March 31, 2000.

Year 2000

     The Company had developed and implemented a plan to deal with the issues associated with programming code within computer systems and related embedded technology with respect to the rollover of the two digit year value to 00 ("Year 2000"). The issue was whether computer systems would properly recognize date sensitive information when the year changed to 2000.

     The Company has not experienced any significant issues associated with the Year 2000 problem as a result of the date change to March 31, 2000 or any date subsequent thereto. The incremental costs related to the Year 2000 compliance were approximately $250,000 in 1999 and $250,000 in 1998, respectively. Any additional incremental costs associated with Year 2000 issues are not expected to exceed $50,000. Management will continue to monitor operations through the year 2000 and although no assurances can be given, it is not expected that any future adverse developments will arise with respect to Year 2000.

     Readers should be cautioned that forward looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's disclosures regarding "Forward-Looking Statements"

Recent and Proposed Changes in Accounting Pronouncements

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date for one year. Management, at this time, has not determined the impact of adopting this statement on January 1, 2001.

Asset Quality
Non-performing Assets

     The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at March 31, 2000 nor during the quarter ended March 31, 2000, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.

                                                                     Quarter Ended
                                    --------------------------------------------------------------------------------
                                       March 31,        December 31,   September 30,    June 30,       March 31,
(Dollars in thousands)                   2000               1999           1999           1999           1999
--------------------------------------------------------------------------------------------------------------------
Non-accrual mortgage loans
   90 days or more past due      $         3,143              3,701          3,656          3,416          4,513
Non-accrual commercial real
estate loans 90 days or more
   past due                                  643                189              -            250              -
Non-accrual consumer loans
   90 days or more past due                  685                651            302            177            157
                                    --------------------------------------------------------------------------------

Total non-performing loans                 4,471              4,541          3,958          3,843          4,670
Total foreclosed real estate                 693                241             78            164            148
                                    --------------------------------------------------------------------------------
Total non-performing assets      $         5,164              4,782          4,036          4,007          4,818
                                    --------------------------------------------------------------------------------

Total non-performing loans
   to total loans                           0.32    %          0.33           0.30           0.30           0.37
Total non-performing assets
   to total assets                          0.28    %          0.24           0.21           0.21           0.25

     The following table sets forth certain information regarding the Company's allowance for loan losses at the dates indicated.

                                                                     Quarter Ended
                                    --------------------------------------------------------------------------------
                                       March 31,        December 31,   September 30,    June 30,       March 31,
(Dollars in thousands)                   2000               1999           1999           1999           1999
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period   $         6,031              6,251          6,307          6,346          6,350
Provision for loan losses                    200                 50             50             50             50
Charge-offs                                  115                288            111            109             59
Recoveries                                    19                 18              5             20              5
                                    --------------------------------------------------------------------------------
Balance at end of period         $         6,135              6,031          6,251          6,307          6,346
                                    --------------------------------------------------------------------------------
Ratio of charge-offs during the
period to average loans
   outstanding                              0.01    %          0.02           0.01           0.01           0.01
Ratio of allowance for loan
losses to net loans recievable at
   end of period                            0.43    %          0.44           0.48           0.49           0.50
Ratio of allowance for loan
losses to non-performing loans at
   end of period                          137.22    %        132.81         157.93         164.12         135.89

Classification of Assets

     The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

     As of March 31, 2000 the Company had total classified assets of $4.9 million, of which $4.5 million were classified "substandard" and $400,000 were classified as "doubtful." The assets so classified consisted of auto loans, single family residential loans including equity lines of credit and foreclosed single family residential loans (real estate owned).

Loan Portfolio Composition

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.

                                            March 31,            December 31,           September 30,             June 30,
                                               2000                  1999                    1999                    1999
                                      ----------------------------------------------------------------------------------------------

                                                  Percent                 Percent                  Percent                Percent
                                                       of                      of                       of                     of
                                          Amount    Total         Amount    Total        Amount      Total      Amount      Total
                                      ----------------------  ---------------------- ------------- ---------------------- ----------
                                                                                   (Dollars in thousands)
Mortgage loans:
   One-to four-family                    724,859    48.02  %     723,311    49.39       712,290      51.90     736,983      54.70
   Multi-family                          176,778    11.71        172,614    11.79       164,828      12.01     164,051      12.18
   Commercial real estate                142,794     9.46        140,480     9.59       119,376       8.70     123,103       9.14
   Construction                          191,116    12.66        173,866    11.87       143,229      10.44     111,888       8.30
   Land                                    5,680     0.38          2,766     0.19         1,251       0.09       2,126       0.16
                                      ----------------------  ---------------------- ------------- ---------------------- ----------
     Total mortgage loans              1,241,227    82.23      1,213,037    82.83     1,140,974      83.14   1,138,151      84.48

Other loans:
   Commercial leases                      25,371     1.68         20,846     1.42        20,396       1.49      18,755       1.39
   Home equity lines of credit           102,920     6.82        100,077     6.83        93,958       6.85      91,979       6.83
   Automobile loans                      123,354     8.17        115,004     7.85       102,212       7.45      85,082       6.31
   Commercial business loans               4,012     0.27          4,163     0.28         4,071       0.30       3,936       0.29
   Consumer loans                         12,510     0.83         11,517     0.79        10,566       0.77       9,499       0.70
                                      ----------------------  ---------------------- ------------- ---------------------- ----------
     Total loans receivable            1,509,394   100.00  %   1,464,644   100.00     1,372,177     100.00   1,347,402     100.00
                                                  ----------              ----------               ----------             ----------

Add (deduct):
   Loans in process                      (92,967)                (95,726)               (69,225)               (65,875)
   Premiums and deferred loan
     costs, net                              397                     379                    485                    330
   Allowance for loan losses              (6,135)                 (6,031)                (6,251)                (6,307)
                                      -------------           -------------          -------------           ------------

   Loans receivable, net               1,410,689               1,363,266              1,297,186              1,275,550
                                      -------------           -------------          -------------           ------------

                                              March 31,
                                                 1999
                                         -----------------------
                                                      Percent
                                                           of
                                             Amount     Total
                                          ----------------------

Mortgage loans:
   One-to four-family                       767,380     57.89
   Multi-family                             171,485     12.94
   Commercial real estate                   111,569      8.42
   Construction                              83,308      6.29
   Land                                       1,885      0.14
                                          ----------------------
     Total mortgage loans                 1,135,627     85.68
Other loans:
   Commercial leases                         21,030      1.59
   Home equity lines of credit               91,234      6.88
   Automobile loans                          63,811      4.81
   Commercial business loans                  4,118      0.31
   Consumer loans                             9,652      0.73
                                          ----------------------
     Total loans receivable               1,325,472    100.00
                                                      ----------
Add (deduct):
   Loans in process                         (52,768)
   Premiums and deferred loan
     costs, net                                 254
   Allowance for loan losses                 (6,346)
                                          ------------
   Loans receivable, net                  1,266,612
                                          ------------

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

Interest Rate Sensitivity Gap Analysis

                                                                         At March 31, 2000
                                                   -----------------------------------------------------------------
                                                                   More Than   More Than
                                                       1 Year         1 Year     3 Years    More Than
(Dollars in thousands)                                Or Less     To 3 Years  To 5 Years      5 Years       Total
--------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                               $    344,645        200,054     195,906     401,887    1,142,492
Equity lines of credit (1)                            103,197              -           -           -      103,197
Consumer loans and leases (1)                           8,258         41,180     104,932      12,267      166,637
Mortgage-backed securities (2)                         74,996         28,101      20,829     122,592      246,518
Interest-bearing deposits                               3,299              -           -           -        3,299
Investment securities (2)                              29,178              -           -      54,908       84,086
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                      563,573        269,335     321,667     591,654    1,746,229

Interest-Bearing Liabilities:
Savings accounts                                       35,867         54,478      35,515      85,120      210,980
NOW interest-bearing accounts                          23,991         21,961       5,876      13,012       64,840
Money market accounts                                  64,150          8,934       4,253       3,865       81,202
Certificate accounts                                  647,817        178,795      16,198           -      842,810
Borrowed funds                                        234,450        113,700      50,000           -      398,150
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities               1,006,275        377,868     111,842     101,997    1,597,982
--------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                         $   (442,702)      (108,533)    209,825     489,657      148,247
--------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap              $   (442,702)      (551,235)   (341,410)    148,247
--------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
   percentage of total assets                          (23.89)  %     (29.75)     (18.43)       8.00
Cumulative net interest-earning assets as a
   percentage of interest-bearing liabilities           56.01   %      60.17       77.18      109.28
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

     Adjustable-rate loans are nearly as likely to refinance in low interest rate environments as fixed-rate loans. Often, interest rate cycles allow for these refinancings before the adjustable-rate loans can adjust to fully indexed market rates. In such declining interest rate environments, that result in high levels of loan refinancings, the Company may decide to acquire longer fixed-rate mortgage loans or mortgage-backed securities. To provide an acceptable level of interest rate risk, the Company will implement a funding strategy using long-term FHLB borrowings.

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

     At March 31, 2000, the cumulative one-year interest sensitivity gap as a percentage of assets was (23.89%) compared to (14.77%) at December 31, 1999. The major factor contributing to the change was a shift from the "More Than 1 Year to 3 Years" category to the "1 Year Or Less" category of over $140 million of eighteen month certificates of deposit, which were promoted by the Bank in the fall of 1999. Currently, the Bank is promoting a longer-term certificate of deposit and is negotiating longer-term advances with the FHLB of Chicago to improve the interest sensitivity gap.

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

     There have been no material changes in market risk since December 31, 1999 as reported in the Company's Form 10-K for the year ended December 31, 1999.

Analysis of Net Interest Income

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

Average Balance Sheets

     The following table sets forth certain information relating to the Company's Consolidated Statements of Financial Condition and reflects the average yield on assets and the average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances and include non-performing loans. The yields and costs include fees, which are considered adjustments to yields.

                                                         Three Months Ended March 31,
                                 -----------------------------------------------------------------------------
                                                2000                                   1999
                                 -----------------------------------------------------------------------------
                                                             Average                                 Average
                                  Average                    Yield/       Average                     Yield/
(Dollars in thousands)            Balance     Interest        Cost        Balance    Interest         Cost
--------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net            $  1,121,652  $   21,420       7.64 %  $   1,107,156 $   20,348        7.35 %
Equity lines of credit              103,931       2,114       8.16           95,117      1,695        7.23
Automobile loans                    120,560       2,337       7.78           55,380      1,195        8.75
Consumer loans and leases            34,177         690       8.08           33,536        637        7.63
Mortgage-backed securities          331,257       5,371       6.49          341,732      5,402        6.32
Interest-bearing deposits             7,189         100       5.58          151,345      1,731        4.57
Investment securities                94,472       1,623       6.88           85,960      1,489        6.95
--------------------------------------------------------------------------------------------------------------
Total interest-earning assets     1,813,238      33,655       7.43        1,870,226     32,497        6.96
Noninterest-earning assets           91,268                                  92,073
--------------------------------------------------------------------------------------------------------------
     Total assets              $  1,904,506                           $   1,962,299
==============================================================================================================

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts               $  1,042,422  $   12,483       4.80 %  $   1,067,734 $   12,822        4.87 %
NOW interest-bearing accounts        65,564         154       0.94           58,359        150        1.04
Money market accounts                83,460         670       3.22           84,366        667        3.21
--------------------------------------------------------------------------------------------------------------
Total deposits                    1,191,446      13,307       4.48        1,210,459     13,639        4.57
Borrowed funds                      471,968       6,499       5.52          462,127      6,115        5.29
--------------------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                      1,663,414      19,806       4.78        1,672,586     19,754        4.77
NOW noninterest-bearing
 deposits                            56,086                                  67,553
Other liabilities                    31,234                                  36,208
--------------------------------------------------------------------------------------------------------------
Total liabilities                 1,750,734                               1,776,347
Stockholders' equity                153,772                                 185,952
--------------------------------------------------------------------------------------------------------------
Total liabilities and
 stockholders' equity          $  1,904,506                           $   1,962,299
==============================================================================================================
Net interest income/
 interest rate spread                        $   13,849       2.65 %                $   12,743        2.19 %
==============================================================================================================
Net interest-earning assets/
 net interest margin           $    149,824                   3.06 %  $     197,640                   2.73 %
==============================================================================================================
Interest-earning assets to
 interest-bearing
 liabilities                           1.09 X                                  1.12 X
==============================================================================================================

                                          At March 31,
                                             2000
                                 ----------------------------
                                                   Yield/
(Dollars in thousands)              Balance         Cost
-------------------------------------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net              $  1,140,171        7.62 %
Equity lines of credit                103,329        8.66
Automobile loans                      125,296        8.32
Consumer loans and leases              41,893        8.25
Mortgage-backed securities            234,276        6.72
Interest-bearing deposits               3,299        6.14
Investment securities                  80,573        6.89
-------------------------------------------------------------
Total interest-earning assets       1,728,837        7.59
Noninterest-earning assets            108,195
-------------------------------------------------------------
Total assets                     $  1,837,032
-------------------------------------------------------------

Liabilities and Stockholders'
 Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                 $  1,053,790        4.99 %
NOW interest-bearing accounts          64,840        0.97
Money market accounts                  81,202        3.33
-------------------------------------------------------------
Total deposits                      1,199,832        4.66
Borrowed funds                        398,150        5.61
-------------------------------------------------------------
Total interest-bearing
 liabilities                        1,597,982        4.90
NOW noninterest-bearing
 deposits                              56,110
Other liabilities                      27,133
-------------------------------------------------------------
Total liabilities                   1,681,225
Stockholders' equity                  155,807
-------------------------------------------------------------
Total liabilities and
 stockholders' equity            $  1,837,032
-------------------------------------------------------------
Net interest income/
 interest rate spread                                2.69 %
=============================                 ===============
Net interest-earning assets/
 net interest margin
=============================
Interest-earning assets to
 interest-bearing
 liabilities
=============================

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


                                                                    Three Months Ended March 31, 2000
                                                                               Compared To
                                                                    Three Months Ended March 31, 1999
                                                                 ---------------------------------------
                                                                           Increase (Decrease)
                                                                         In Net Interest Income
                                                                                 Due To
                                                                 ---------------------------------------
(In thousands)                                                     Volume         Rate           Net
--------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net                                           $        267          805         1,072
Equity lines of credit                                                 175          244           419
Automobile loans                                                     1,289         (147)        1,142
Consumer loans and leases                                               13           40            53
Mortgage-backed securities                                            (171)         140           (31)
Interest-bearing deposits                                           (1,944)         313        (1,631)
Investment securities                                                  149          (15)          134
--------------------------------------------------------------------------------------------------------
   Total                                                              (222)       1,380         1,158
--------------------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                                              (147)        (185)         (332)
Borrowed funds                                                         126          258           384
========================================================================================================
   Total                                                               (21)          73            52
========================================================================================================
Net change in net interest income                             $       (201)       1,307         1,106
========================================================================================================

Comparison of Operating Results for the Three Months Ended
March 31, 2000 and March 31, 1999

General

     Net income totaled $5.2 million, or $0.52 per diluted share for the three months ended March 31, 2000, as compared to $4.6 million, or $0.39 per diluted share reported for the quarter ended March 31, 1999. During the current quarter, the Company auctioned $125 million of FHLB of Chicago advances to other member banks of the FHLB of Chicago and recorded a pre-tax gain of $8.8 million on the sale of these advances. This gain was recorded as an "Extraordinary item-gain on early extinguishment of debt," net of tax of $5.7 million, or $0.57 per diluted share. Concurrently, the Company sold $122 million of investment and mortgage-backed securities, available for sale, recognizing losses of $6.3 million. The gain on these combined transactions, net of fees and tax was $1.4 million. This de-leveraging transaction represented approximately 6% of the Company's assets. Net interest income for the three months ended March 31, 2000 was $13.8 million, an increase of $1.1 million, or 8.7%, from the March 31, 1999 quarter of $12.7 million.

Interest Income

     Interest income for the quarter ended March 31, 2000 totaled $33.7 million, an increase of $1.2 million, or 3.6%, from the prior year's quarter. Interest income on mortgage loans, the largest component of interest-earning assets, increased $1.1 million, or 5.3%, to $21.4 million from the March 1999 quarter. The average balance of the mortgage portfolio increased $14.5 million. The annualized average yield on the mortgage loan portfolio increased to 7.64% for the three months ended March 31, 2000 from 7.35% for the 1999 period. Interest income on equity lines of credit increased $419,000, or 24.7%, to $2.1 million from the prior year's quarter. The Bank's home equity line of credit product is priced based on the prime rate, which was 8.69% for the current quarter as compared to 7.75% for the comparable quarter a year ago. The average balance of equity lines of credit increased $8.8 million, to $103.9 million from $95.1 million from the March 1999 quarter. Interest income on auto loans increased $1.1 million to $2.3 million for the three months ended March 31, 2000. The average balance of the auto loan portfolio increased $65.2 million, while the annualized average yield on the portfolio decreased to 7.78%. This decrease was a direct result of market conditions for offering competitive products. The average balance of interest-bearing cash decreased $144.2 million, to $7.2 million. The March 1999 quarter was unusually high as a result of repositioning the investment portfolios to accommodate the cash flow and liquidity needs of the Bank.

Interest Expense

     Interest expense on deposit accounts decreased $332,000, or 2.4%, to $13.3 million, for the quarter ended March 31, 2000 compared to the prior year's quarter. The decrease is related to both a decrease in the average deposit base and the annualized average cost of deposits. The average deposit base decreased $19.0 million to $1.2 billion when comparing the quarters. The annualized average cost of deposits for the three months ended March 31, 2000 was 4.48%, a decrease from the annualized average cost of 4.57% for the March 1999 period. For the quarter ended March 31, 2000, the Company recorded interest expense on borrowed funds of $6.5 million on an average balance of $472 million at an annualized cost of 5.52% related to FHLB borrowings. During the current quarter, the Company repaid $130 million of FHLB advances that matured or were called and added $115 million at current market rates.

Net Interest Income

     Net interest income for the three months ended March 31, 2000 increased $1.1 million or 8.7%, to $13.8 million from the 1999 period. The annualized average yield on interest-earning assets increased from 6.96% to 7.43% when comparing the 1999 and 2000 quarters. The annualized average cost of interest-bearing liabilities increased from 4.77% to 4.78%. This resulted in an annualized average net interest rate spread of 2.65% for the three-month period ended March 31, 2000 compared to 2.19% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities decreased during the quarter ended March 31, 2000 compared to the 1999 quarter.

Provision for Loan Losses

     Based on management's evaluation of the loan portfolio, a provision of $200,000 for loan losses was recorded during the quarter ended March 31, 2000. The allowance for loan losses represents 0.43% of total loans receivable at March 31, 2000. The amount of non-performing loans at March 31, 2000, was $4.5 million, or 0.32% of total loans, compared to $4.7 million or 0.37% of total loans at March 31, 1999.

Noninterest Income

     Total noninterest income for the three months ended March 31, 2000 was an expense of $3.9 million. The quarter ended March 31, 2000 included losses on sales of mortgage-backed and investment securities available for sale of $6.6 million. As previously mentioned, the Company sold these securities concurrently with the auction of FHLB advances as part of a de-leveraging strategy. The gain on the sale of the FHLB advances is shown as an extraordinary item-gain on early extinguishment of debt of $5.7 million, net of tax. Other fees and commissions decreased $3.5 million, primarily due to a decrease in loan origination fees contributed by Liberty Home Mortgage. The national market demand for home mortgage loans changed dramatically from the beginning of 1999 due to increasing mortgage rates. Liberty Home Mortgage sold mortgages totaling $260 million in the first quarter of 1999 compared to $30 million sold in the current quarter. Other income for the quarter ended March 31, 1999, included a gain on the sale of Liberty Financial Services Inc.'s insurance book of business of $250,000. The current quarter includes a write-down in value of an equity investment of $112,000, reflecting a decrease in the respective market value.

Noninterest Expense

     Noninterest expense for the quarter ended March 31, 2000 totaled $10.8 million, a decrease of $2.0 million, or 15.9% from the prior year's quarter. Compensation and benefits decreased $2.0 million, primarily due to the decrease in commissions paid related to the origination, sale and delivery of loans by Liberty Home Mortgage.

Income Tax Provision

     The provision for income taxes for the three months ended March 31, 2000 was $2.5 million. The effective tax rate for the quarter was 32.9% compared to 29.4% for the 1999 quarter. The lower effective tax rate for the March 1999 quarter was due to a reduction in the provision of $600,000 as a result of the completion of a review of the Company's tax liability. The current quarter's income tax provision reflects lower state taxable income as a direct result of certain structural changes initiated by the Company in July of 1999 in order to position itself for future business opportunities.

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

               Not Applicable.

Item 5.  Other Information

               Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Exhibit No. 11 Statement re: Computation of Per Share
                    Earnings

                                                                                Three Months Ended March 31,
                                                                                  2000                1999
                                                                          ------------------------------------------
Net income                                                             $          5,152,000            4,601,000
                                                                          ------------------------------------------
Basic earnings per share-weighted average shares                                  9,961,869           11,394,593

Effect of dilutive securities-stock options                                               -              488,674
                                                                          ------------------------------------------

Diluted earnings per share-adjusted weighted average shares                       9,961,869           11,883,267
                                                                          ------------------------------------------

Basic earnings per share                                               $               0.52                 0.40
                                                                          ------------------------------------------

Diluted earnings per share                                             $               0.52                 0.39
                                                                          ------------------------------------------

               (b)  Reports on Form 8-K.

                    A report on Form 8-K was filed by the Company on February 28, 2000 for purposes of reporting pursuant to Items 5 and 7 of Form 8-K, the successful completion of an auction of $100,000,000 of Federal Home Loan Bank advances.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                Alliance Bancorp





Dated: May 5, 2000                        /s/    Kenne P. Bristol
       ------------------------                  -------------------------------

                                                 Kenne P. Bristol
                                                 President and
                                                 Chief Executive Officer




Dated: May 5, 2000                        /s/    Richard A. Hojnicki
       ------------------------                  -------------------------------

                                                 Richard A. Hojnicki
                                                 Executive Vice President and
                                                 Chief Financial Officer