Form 10-Q
period 2000-06-30
ALLIANCE BANCORP
filed 2000-08-10
CIK 885638

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


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
YES      X    NO
     --------    ---------

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     Common Stock, $0.01 par value -9,251,775 shares outstanding as of August 8, 2000.

================================================================================

                        Alliance Bancorp and Subsidiaries
                                    Form 10-Q

                                      Index
                                      -----

Part I.     Financial Information                                           Page
-------     ---------------------                                           ----

Item 1.     Financial Statements (unaudited)

            Consolidated Statements of Financial Condition
            as of June 30, 2000 and December 31, 1999                         1

            Consolidated Statements of Income for the Three
            and Six Months Ended June 30, 2000 and 1999                       2

            Consolidated Statements of Changes in Stockholders' Equity
            for the Six Months Ended June 30, 2000 and 1999                   3

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2000 and 1999                           4

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
            See "Management's Discussion and Analysis of Financial Condition
            and Results of Operations," "Asset/Liability Management"         17

Part II.    Other Information
--------    -----------------

Item 1.     Legal Proceedings                                                23

Item 2.     Changes in Securities                                            23

Item 3.     Defaults upon Senior Securities                                  23

Item 4.     Submission of Matters to a Vote of Security Holders              23

Item 5.     Other Information                                                23

Item 6.     Exhibits and Reports on Form 8-K                                 24

            Signature Page                                                   25

Alliance Bancorp and Subsidiaries
Consolidated Statements of Financial Condition



                                                                                          June 30,    December 31,
(In thousands, except share data)                                                           2000          1999
--------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
Assets
Cash and due from banks                                                                $    26,174         48,922
Interest-bearing deposits                                                                      667         11,598
Investment securities available for sale, at fair value                                     52,524         64,494
Investment securities at amortized cost (fair value of $9,479)                               9,401              -
Mortgage-backed securities available for sale, at fair value                               225,345        356,434
Mortgage-backed securities at amortized cost (fair value of $13,134)                        12,795              -
Loans, net of allowance for losses of $6,176 at
   June 30, 2000 and $6,031 at December 31, 1999                                         1,464,014      1,363,266
Accrued interest receivable                                                                 11,316         10,493
Real estate                                                                                 19,698         20,796
Premises and equipment, net                                                                 13,127         12,528
Stock in Federal Home Loan Bank of Chicago, at cost                                         28,361         27,383
Due from broker                                                                                  -            550
Other assets                                                                                43,073         45,844
--------------------------------------------------------------------------------------------------------------------
                                                                                       $ 1,906,495      1,962,308
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                                            $ 1,246,012      1,242,198
   Borrowed funds                                                                          480,522        538,150
   Advances by borrowers for taxes and insurance                                            11,930         11,358
   Accrued expenses and other liabilities                                                   17,723         16,931
--------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                 1,756,187      1,808,637
--------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
   Preferred stock, $.01 par value; authorized 1,500,000 shares; none outstanding                -              -
   Common stock, $.01 par value; authorized 21,000,000 shares;
     11,701,460 shares issued and 9,356,138 outstanding at June 30, 2000
     11,700,010 shares issued and 10,177,188 outstanding at December 31, 1999                  117            117
   Additional paid-in capital                                                              108,110        108,093
   Retained earnings, substantially restricted                                              99,389         92,337
   Treasury stock, at cost; 2,345,322 shares at June 30, 2000 and
     1,522,822 at December 31, 1999                                                        (44,682)       (29,857)
   Accumulated other comprehensive loss                                                    (12,626)       (17,019)
--------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                          150,308        153,671
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------------------------------
                                                                                       $ 1,906,495      1,962,308
====================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Income

                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
(In thousands, except per share amounts)                           2000         1999         2000         1999
--------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
Interest Income:
   Loans                                                     $     28,223       23,437       54,784       47,312
   Mortgage-backed securities                                       4,220        7,182        9,591       12,584
   Investment securities                                            1,540        1,842        3,163        3,331
   Interest-bearing deposits                                          196          441          296        2,172
--------------------------------------------------------------------------------------------------------------------
     Total interest income                                         34,179       32,902       67,834       65,399
--------------------------------------------------------------------------------------------------------------------

Interest Expense:
   Deposits                                                        13,726       13,043       27,033       26,682
   Borrowed funds                                                   6,513        6,618       13,012       12,733
--------------------------------------------------------------------------------------------------------------------
     Total interest expense                                        20,239       19,661       40,045       39,415
--------------------------------------------------------------------------------------------------------------------
     Net interest income                                           13,940       13,241       27,789       25,984
     Provision for loan losses                                        200           50          400          100
--------------------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses           13,740       13,191       27,389       25,884
--------------------------------------------------------------------------------------------------------------------

Noninterest Income:
   Gain on sales of loans held for sale                                21           87           35          469
   Loss on sales of mortgage-backed securities
     available for sale                                                 -          (17)      (6,059)         (22)
   Loss on sales of investment securities available for                 -            -         (491)           -
     sale
   Income from real estate operations                               1,136        1,217        2,110        1,728
   Servicing fee income, net                                           53           83          106          231
   ATM fee income                                                     490          547          911        1,027
   Other fees and commissions                                       1,733        4,710        3,008        9,514
   Other, net                                                          10           56          (79)         436
--------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                       3,443        6,683         (459)      13,383
--------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
   Compensation and benefits                                        5,149        6,962       10,572       14,369
   Occupancy expense                                                2,028        1,842        4,032        3,616
   Federal deposit insurance premiums                                  69          192          138          393
   Advertising expense                                                320          332          517          542
   ATM expense                                                        291          340          560          680
   Computer services                                                  332          327          686          664
   Other                                                            2,183        2,780        4,702        5,387
--------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                     10,372       12,775       21,207       25,651
--------------------------------------------------------------------------------------------------------------------
     Income before income taxes
       and extraordinary item                                       6,811        7,099        5,723       13,616
   Income tax expense                                               2,240        2,592        1,700        4,508
--------------------------------------------------------------------------------------------------------------------
     Income before extraordinary item                               4,571        4,507        4,023        9,108
     Extraordinary item-gain on early extinguishment
       of debt, net of tax expense of $3,069                            -            -        5,700            -
--------------------------------------------------------------------------------------------------------------------
     Net income                                              $      4,571        4,507        9,723        9,108
--------------------------------------------------------------------------------------------------------------------

Basic earnings per share
     Income before extraordinary item                        $       0.48         0.41         0.41         0.81
     Extraordinary item, net of tax                                     -            -         0.58            -
--------------------------------------------------------------------------------------------------------------------
     Net income                                                      0.48         0.41         0.99         0.81
--------------------------------------------------------------------------------------------------------------------

Diluted earnings per share
     Income before extraordinary item                                0.46         0.39         0.40         0.78
     Extraordinary item, net of tax                                     -            -         0.56            -
--------------------------------------------------------------------------------------------------------------------
     Net income                                              $       0.46         0.39         0.96         0.78
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                                                                               Accumulated
                                                                               Additional                             Other
                                                        Comprehensive   Common   Paid-in  Retained  Treasury  Comprehensive
(In thousands, except per share amounts)                       Income    Stock   Capital  Earnings     Stock  Income (Loss)  Total
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       (unaudited)
Six Months Ended June 30, 1999
Balance at December 31, 1998                                $            116    107,130    80,219     (1,511)       (17)    185,937
Net income                                                    9,108      -          -       9,108        -          -         9,108
Other comprehensive income, net of tax
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification adjustment     (9,206)     -          -         -          -       (9,206)     (9,206)
                                                            -------
Total comprehensive loss                                        (98)
Cash dividends declared, $0.28 per share                                 -          -      (3,100)       -          -        (3,100)

     Purchase of treasury stock                                          -          -          -      (9,691)       -        (9,691)

     Proceeds from exercise of stock options                             1          278        -         -          -           279
Tax benefit from stock related compensation                              -          194        -         -          -           194
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                                    $            117    107,602    86,227    (11,202)    (9,223)    173,521
====================================================================================================================================

     Six Months Ended June 30, 2000
Balance at December 31, 1999                                $            117    108,093    92,337    (29,857)   (17,019)    153,671
Net income                                                    9,723      -          -       9,723        -          -         9,723
Other comprehensive income, net of tax
 Change in minimum pension liability                             23      -          -         -          -           23          23
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification adjustment      4,370      -          -         -          -        4,370       4,370
                                                            -------
Total comprehensive income                                   14,116
Cash dividends declared, $0.28 per share                                 -         -       (2,671)       -          -        (2,671)

Purchase of treasury stock                                               -         -          -      (14,825)       -       (14,825)

Proceeds from exercise of stock options                                  -         12         -          -          -            12
Tax benefit from stock related compensation                              -          5         -          -          -             5
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                                    $            117    108,110    99,389    (44,682)   (12,626)    150,308
====================================================================================================================================



See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                             Six Months Ended
                                                                                                 June 30,
(In thousands)                                                                              2000          1999
--------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
Cash Flows From Operating Activities:
Net income                                                                             $     9,723         9,108
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
Depreciation and amortization                                                                1,535         1,274
Provision for loan losses                                                                      400           100
Amortization of premiums, discounts, and deferred loan fees                                    662           808
Originations of loans held for sale                                                        (46,367)     (349,470)
Sale of loans originated for resale                                                         33,906       438,411
Gain on sales of loans                                                                         (35)         (469)
Loss on sales of mortgage-backed securities available for sale                               6,059            22
Loss on sales of investment securities available for sale                                      491             -
Extraordinary item-gain on early extiguishment of debt, net of tax                          (5,700)            -
Increase in accrued interest receivable                                                       (823)         (267)
Increase in other assets                                                                    (3,017)       (2,215)
Increase (decrease) in accrued expenses and other liabilities                                  952        (2,470)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                         (2,214)       94,832
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Loans originated or purchased for investment                                              (235,220)     (223,796)
Purchases of:
   Mortgage-backed securities available for sale                                                 -      (237,351)
   Mortgage-backed securities held to maturity                                             (12,899)            -
   Investment securities available for sale                                                   (501)      (64,655)
   Investment securities held to maturity                                                   (9,400)            -
   Stock in Federal Home Loan Bank of Chicago                                                 (978)       (2,500)
   Premises and equipment                                                                   (2,134)       (1,368)
Proceeds from sale or maturity of:
   Mortgage-backed securities available for sale                                           115,180        84,665
   Investment securities available for sale                                                 12,505             -
   Stock in Federal Home Loan Bank of Chicago                                                    -         1,451
   Loans held for investment                                                                 7,814        14,594
   Proceeds from maturities of investment securities available for sale                          -        39,425
Net (increase) decrease in real estate joint ventures                                        1,487        (1,786)
Principal collected on loans                                                               137,893       178,170
Principal collected on mortgage-backed securities                                           16,881        75,192
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                         30,628      (137,959)
--------------------------------------------------------------------------------------------------------------------

(continued)

Alliance Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

(continued)

                                                                                             Six Months Ended
                                                                                                 June 30,
(In thousands)                                                                              2000          1999
--------------------------------------------------------------------------------------------------------------------
                                                                                                (unaudited)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                                          3,814       (66,771)
Proceeds from borrowed funds                                                               219,853        59,327
Repayment of borrowed funds                                                               (268,731)       (6,800)
Net increase (decrease) in advance payments by borrowers for taxes and insurance               572          (517)
Purchase of treasury stock                                                                 (14,825)       (9,691)
Cash dividends paid                                                                         (2,788)       (3,162)
Proceeds from exercise of stock options                                                         12           279
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                      (62,093)      (27,335)
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                  (33,679)      (70,462)
Cash and cash equivalents at beginning of period                                            60,520        80,997
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $       26,841        10,535
====================================================================================================================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                                            $       39,972        39,270
Income taxes                                                                                 3,250         6,485

Supplemental Disclosures of Noncash Activities:
Loans exchanged for mortgage-backed securities                                      $          201           473
Additions to real estate acquired in settlement of loans                            $          578           208
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Six Months Ended June 30, 2000 and 1999

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

(2)  Comprehensive Income

     The following table sets forth the required disclosures of other comprehensive income and the reclassification amounts as presented in the statements of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated:

                                                                        Before          Tax           Net
                                                                          Tax        (Expense)       of Tax
(In thousands)                                                          Amount       or Benefit      Amount
---------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1999 Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities available for sale
      arising during the period                                        $(14,185)        4,965        (9,220)
Less: reclassification adjustment for gain (loss) included in
      net income                                                            (22)            8           (14)
---------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                               $(14,163)        4,957        (9,206)
---------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2000 Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities available for sale
      arising during the period                                        $    174           (61)          113
Less: reclassification adjustment for gain (loss) included in
      net income                                                         (6,550)        2,293        (4,257)
---------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                               $  6,724        (2,354)        4,370
Change in minimum pension liability                                          38           (15)           23
---------------------------------------------------------------------------------------------------------------
Other comprehensive income                                             $  6,762        (2,369)        4,393
---------------------------------------------------------------------------------------------------------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Six Months Ended June 30, 2000 and 1999

(3)  Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
(In thousands, except share data)                         2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------------
Numerator:
    Income before extraordinary item              $         4,571           4,507           4,023           9,108
    Extraordinary item, net of tax                              -               -           5,700               -
                                                   -----------------------------------------------------------------
    Net income                                    $         4,571           4,507           9,723           9,108
                                                   -----------------------------------------------------------------
Denominator:
    Basic earnings per share-weighted
       average shares                                   9,542,593      11,042,591       9,752,231      11,217,619
    Effect of dilutive securities-stock options           359,726         550,956         376,693         521,192
                                                   -----------------------------------------------------------------
    Diluted earnings per share-adjusted
       weighted average shares                          9,902,319      11,593,547      10,128,924      11,738,811
                                                   -----------------------------------------------------------------
Basic earnings per share
    Income before extraordinary item              $          0.48            0.41            0.41            0.81
    Extraordinary item, net of tax                              -               -            0.58               -
                                                   -----------------------------------------------------------------
    Net income                                    $          0.48            0.41            0.99            0.81
                                                   -----------------------------------------------------------------
Diluted earnings per share
    Income before extraordinary item              $          0.46            0.39            0.40            0.78
    Extraordinary item, net of tax                              -               -            0.56               -
                                                   -----------------------------------------------------------------
    Net income                                    $          0.46            0.39            0.96            0.78
                                                   -----------------------------------------------------------------

(4)  Commitments and Contingencies

     At June 30, 2000, the Company had outstanding commitments to originate or purchase loans of $107.9 million and undisbursed balances of construction loans of $121.9 million. Unused equity lines of credit available to customers were $109.6 million at June 30, 2000.

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Six Months Ended June 30, 2000 and 1999

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

     Operating segment information is as follows:

                                                                   Mortgage      Real Estate           Inter-segment  Consolidated
(In thousands)                                           Banking  Brokerage   Joint Ventures   Other    Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2000
Interest income                                      $    34,191        159               14     168            (353)       34,179
Interest expense                                          20,275        146              171       -            (353)       20,239
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                                13,916         13             (157)    168               -        13,940
Provision for loan losses                                    200          -                -       -               -           200
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       13,716         13             (157)    168               -        13,740
Other fees and commissions                                 1,339        376                -     660             (99)        2,276
Other noninterest income                                      92          -            1,128       -             (53)        1,167
Noninterest expense                                        8,483      1,369                8     664            (152)       10,372
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                          6,664       (980)             963     164               -         6,811
Income tax expense (benefit)                               2,189       (397)             380      68               -         2,240
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          4,475       (583)             583      96               -         4,571
----------------------------------------------------------------------------------------------------------------------------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Three Months Ended June 30, 2000 and 1999

                                                                  Mortgage      Real Estate           Inter-segment  Consolidated
(In thousands)                                         Banking   Brokerage   Joint Ventures    Other   Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1999
Interest income                                     $   32,951         486                2      119           (656)       32,902
Interest expense                                        19,671         537              109        -           (656)       19,661
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                              13,280         (51)            (107)     119              -        13,241
Provision for loan losses                                   50           -                -        -              -            50
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     13,230         (51)            (107)     119              -        13,191
Other fees and commissions                               1,358       3,696                -      681           (395)        5,340
Other noninterest income                                   118           -            1,274        1            (50)        1,343
Noninterest expense                                      8,726       3,779                2      713           (445)       12,775
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        5,980        (134)           1,165       88              -         7,099
Income tax expense (benefit)                             2,148         (53)             459       38              -         2,592
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $    3,832         (81)             706       50              -        4,507
----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2000
Interest income                                     $   67,827         286               60      334           (673)       67,834
Interest expense                                        40,160         233              325        -           (673)       40,045
--------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                              27,667          53             (265)      334             -        27,789
Provision for loan losses                                  400           -                -        -              -           400
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     27,267          53             (265)     334              -        27,389
Other fees and commissions                               2,491         733                -    1,177           (376)        4,025
Other noninterest income, net                           (6,280)          -            2,016     (114)          (106)       (4,484)
Noninterest expense                                     17,458       2,941               30    1,260           (482)       21,207
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary item                                    6,020      (2,155)           1,721      137              -         5,723
Income tax expense (benefit)                             1,818        (855)             677       60              -         1,700
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                  4,202      (1,300)           1,044       77              -         4,023
Extraordinary item-gain on early extinguishment
   of debt, net of tax expense                           5,700           -                -        -              -         5,700
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $    9,902      (1,300)           1,044       77              -         9,723
----------------------------------------------------------------------------------------------------------------------------------
Assets                                              $1,885,745      19,845           21,672   14,222        (34,989)    1,906,495
----------------------------------------------------------------------------------------------------------------------------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Six Months Ended June 30, 2000 and 1999

                                                                    Mortgage      Real Estate          Inter-segment  Consolidated
(In thousands)                                           Banking   Brokerage   Joint Ventures    Other  Eliminations         Total
----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1999
Interest income                                      $    65,178       1,558                4      332        (1,673)       65,399
Interest expense                                          39,442       1,434              212        -        (1,673)       39,415
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                                25,736         124             (208)     332             -        25,984
Provision for loan losses                                    100           -                -        -             -           100
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       25,636         124             (208)     332             -        25,884
Other fees and commissions                                 2,646       8,132                -    1,249        (1,255)       10,772
Other noninterest income                                     645           -            1,871      195          (100)        2,611
Noninterest expense                                       17,989       7,680               12    1,325        (1,355)       25,651
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                10,938         576            1,651      451             -        13,616
Income tax expense                                         3,449         224              652      183             -         4,508
----------------------------------------------------------------------------------------------------------------------------------
     Net income                                      $     7,489        352               999      268             -         9,108
----------------------------------------------------------------------------------------------------------------------------------
Assets                                               $ 1,926,441      58,641           25,960   11,525       (69,974)    1,952,593
----------------------------------------------------------------------------------------------------------------------------------

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

     The Bank's earnings are also affected by noninterest income, including income related to loan origination fees contributed by Liberty Home Mortgage and the noncredit consumer related financial services offered by the Bank, such as net commissions received by the Bank from securities brokerage services, commissions from the sale of insurance products, loan servicing income, fee income on transaction accounts, and interchange fees from its shared ATMs. The Bank's noninterest income has also been affected by gains and losses from the sale of various assets, including loans, mortgage-backed securities, investment securities and real estate. Noninterest expense consists principally of employee compensation and benefits, occupancy expense, federal deposit insurance premiums, and other general and administrative expenses of the Bank and Liberty Home Mortgage.

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

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 13.15% for the quarter ended June 30, 2000.

     The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2000, cash and cash equivalents totaled $26.8 million.

     Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments and interest-bearing deposits. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances.

     The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, the origination and sale of loans, the gain on early extinguishment of debt and the loss on sales of mortgage-backed and investment securities available for sale, utilized $2.2 million for the six months ended June 30, 2000. Net cash related to investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed and investment securities, offset by sales of mortgage-backed and investment securities available for sale, maturities of investment securities available for sale, principal collections on loans and mortgage-backed securities, provided $30.6 million for the six months ended June 30, 2000. Net cash utilized by financing activities, consisting primarily of net activity in deposit and escrow accounts, net repayment of borrowed funds, the payment of dividends and the purchase of treasury stock, totaled $62.1 million for the six months ended June 30, 2000.

     The Bank's tangible capital ratio at June 30, 2000 was 6.99%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $104.5 million. The Bank's core capital ratio at June 30, 2000 was 6.99%. This exceeded the core capital requirement of 3.0% of adjusted assets by $75.9 million. The Bank's risk-based capital ratio was 10.77% at June 30, 2000. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $35.5 million.

Changes in Financial Condition

     The Company had total assets of $1.9 billion at June 30, 2000, a decrease of $55.8 million, or 2.8%, from December 31, 1999.

     During the first quarter, the Company auctioned $125 million of FHLB of Chicago advances to other member banks of the FHLB of Chicago. The Company recorded a pre-tax gain of $8.8 million on the sale of these advances. Concurrently, the Company sold $122 million of investment and mortgage-backed securities, available for sale, recognizing losses of $6.3 million. The gain on these combined transactions, net of fees and tax was $1.4 million. This de-leveraging transaction represented approximately 6% of the Company's assets. It is anticipated through re-leveraging that the Company will invest prudently in commercial and multi-family loan products at increased spreads.

     Loans totaled $1.5 billion at June 30, 2000, an increase of $100.7 million. The composition of the Bank's loan portfolio has been changing as a result of an emphasis on multi-family, commercial real estate loans, home equity lines of credit and indirect auto lending in an attempt to improve the overall yield on loans. At June 30, 2000, 44% of the loan portfolio consisted of one-to four-family loans, 38% was multi-family, construction, land and commercial real estate loans, and the remaining 18% consisted of home equity lines of credit, indirect auto lending, commercial leases and other loans. Comparatively, at December 31, 1999, 49% of the loan portfolio consisted of one-to four-family loans, 34% was multi-family, construction, land and commercial real estate loans, and the remaining 17% consisted of home equity lines of credit, indirect auto lending, commercial leases and other loans. Loan originations were $281.6 million for the six months ended June 30, 2000, offset by loan sales of $41.7 million and principal repayments of $137.9 million.

     Deposits totaled $1.2 billion at June 30, 2000, an increase of $3.8 million. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas. The weighted average deposit cost at June 30, 2000 was 4.89% compared to 4.52% at December 31, 1999.

     Stockholders' equity totaled $150.3 million at June 30, 2000, a decrease of $3.4 million. On May 30, 2000, the Company announced the completion of the stock repurchase program it began in November, 1999, and also announced the adoption of a new stock repurchase program whereby up to 5 percent, or 468,000 shares of the outstanding common stock, could be repurchased over a period of twelve months. As of June 30, 2000, 813,200 shares of stock had been repurchased during the current year for a total of $14,441,287 at an average price of $17.76 to complete the program announced in November of 1999. Additionally, 9,300 shares of stock had been repurchased for a total of $140,690 at an average price of $15.13 per share under the current share repurchase program. For the six months ended June 30, 2000 stockholders' equity has been reduced by $14.8 million related to shares repurchased. At June 30, 2000, the number of common shares outstanding was 9,356,138 and the book value per common share outstanding was $16.07 per share. On June 16, 2000, the Company declared a $0.14 per share cash dividend payable July 14, 2000 to shareholders of record on June 30, 2000.

Year 2000

     The Company had developed and implemented a plan to deal with the issues associated with programming code within computer systems and related embedded technology with respect to the rollover of the two digit year value to 00 ("Year 2000"). The issue was whether computer systems would properly recognize date sensitive information when the year changed to 2000.

     The Company has not experienced any significant issues associated with the Year 2000 problem as a result of the date change to June 30, 2000 or any date subsequent thereto. The incremental costs related to the Year 2000 compliance were approximately $250,000 in 1999. Any additional incremental costs associated with Year 2000 issues are not expected to exceed $50,000. Management will continue to monitor operations through the year 2000 and although no assurances can be given, it is not expected that any future adverse developments will arise with respect to Year 2000.

     Readers should be cautioned that forward looking statements contained in the Year 2000 disclosure should be read in conjunction with the Company's disclosures regarding "Forward-Looking Statements".

Recent and Proposed Changes in Accounting Pronouncements

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date for one year. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133". This statement addresses various implementation issues relating to SFAS No. 133. Management, at this time, has not determined the impact of adopting this statement on January 1, 2001.

Asset Quality
Non-performing Assets

     The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at June 30, 2000 nor during the quarter ended June 30, 2000, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.

                                                                                Quarter Ended
                                               --------------------------------------------------------------------------------
                                                  June 30,           March 31,    December 31,   September 30,    June 30,
(Dollars in thousands)                              2000               2000           1999           1999           1999
-------------------------------------------------------------------------------------------------------------------------------
Non-accrual mortgage loans
   90 days or more past due                 $         3,393              3,143          3,701          3,656          3,416
Non-accrual commercial real estate
   loans 90 days or more past due                       643                643            189              -            250
Non-accrual consumer loans
   90 days or more past due                             720                685            651            302            177
                                               --------------------------------------------------------------------------------
Total non-performing loans                            4,756              4,471          4,541          3,958          3,843
Total foreclosed real estate                            629                693            241             78            164
                                               --------------------------------------------------------------------------------
Total non-performing assets                 $         5,385              5,164          4,782          4,036          4,007
                                               --------------------------------------------------------------------------------

Total non-performing loans
   to total loans                                      0.32    %          0.32           0.33           0.30           0.30
Total non-performing assets
   to total assets                                     0.28    %          0.28           0.24           0.21           0.21

     The following table sets forth certain information regarding the Company's allowance for loan losses at the dates indicated.


                                                                                  Quarter Ended
                                                 --------------------------------------------------------------------------------
                                                    June 30,           March 31,    December 31,   September 30,    June 30,
(Dollars in thousands)                                2000               2000           1999           1999           1999
---------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                $         6,135              6,031          6,251          6,307          6,346
Provision for loan losses                                 200                200             50             50             50
Charge-offs                                               171                115            288            111            109
Recoveries                                                 12                 19             18              5             20
                                                 --------------------------------------------------------------------------------
Balance at end of period                      $         6,176              6,135          6,031          6,251          6,307
                                                 --------------------------------------------------------------------------------
Ratio of net charge-offs during the
   period to average loans outstanding                   0.01    %          0.01           0.02           0.01           0.01
Ratio of allowance for loan losses
   to net loans receivable at
   end of period                                         0.42    %          0.43           0.44           0.48           0.49
Ratio of allowance for loan losses
   to non-performing loans at
   end of period                                       129.87    %        137.22         132.81         157.93         164.12

Classification of Assets

     The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

     As of June 30, 2000 the Company had total classified assets of $4.6 million, of which $4.2 million were classified "substandard" and $400,000 were classified as "doubtful." The assets so classified consisted of auto loans, single family residential loans including equity lines of credit and foreclosed single family residential loans (real estate owned).

Loan Portfolio Composition

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.


                                          June 30,            March 31,         December 31,        September 30,       June 30,
                                            2000                2000                1999                1999              1999
                                    ------------------------------------------------------------------------------------------------
                                              Percent              Percent             Percent             Percent           Percent
                                                   of                   of                  of                 Of                 of
                                       Amount   Total      Amount    Total     Amount    Total     Amount   Total     Amount   Total
                                    ------------------- ------------------- ------------------- ------------------ -----------------
                                                                             (Dollars in thousands)
Mortgage loans:
   One-to four-family              $  713,377   44.42 %   724,859    48.02    723,311    49.39    712,290   51.90   $736,983   54.70
   Multi-family                       205,793   12.81     176,778    11.71    172,614    11.79    164,828   12.01    164,051   12.18
   Commercial real estate             142,373    8.87     142,794     9.46    140,480     9.59    119,376    8.70    123,103    9.14
   Construction                       246,811   15.37     191,116    12.66    173,866    11.87    143,229   10.44    111,888    8.30
   Land                                 7,914    0.49       5,680     0.38      2,766     0.19      1,251    0.09      2,126    0.16
                                    ------------------- ------------------- ------------------- ------------------ -----------------
     Total mortgage loans           1,316,268   81.96   1,241,227    82.23  1,213,037    82.83  1,140,974   83.14  1,138,151   84.48
Other loans:
   Commercial leases                   30,263    1.89      25,371     1.68     20,846     1.42     20,396    1.49     18,755    1.39
   Home equity lines of credit        107,245    6.68     102,920     6.82    100,077     6.83     93,958    6.85     91,979    6.83
   Automobile loans                   134,245    8.36     123,354     8.17    115,004     7.85    102,212    7.45     85,082    6.31
   Commercial business loans            4,080    0.25       4,012     0.27      4,163     0.28      4,071    0.30      3,936    0.29
   Consumer loans                      13,830    0.86      12,510     0.83     11,517     0.79     10,566    0.77      9,499    0.70
                                    ------------------- ------------------- ------------------- ------------------ -----------------
     Total loans receivable         1,605,931  100.00 % 1,509,394   100.00  1,464,644   100.00  1,372,177  100.00  1,347,402  100.00
                                              ---------            --------            --------            -------           -------
Add (deduct):
   Loans in process                  (135,872)            (92,967)            (95,726)            (69,225)           (65,875)
   Premiums and deferred loan
     costs, net                           131                 397                 379                 485                330
   Allowance for loan losses           (6,176)             (6,135)             (6,031)             (6,251)            (6,307)
                                    -----------         ------------        ------------        ------------       -----------
   Loans receivable, net           $1,464,014           1,410,689           1,363,266           1,297,186          1,275,550
                                    -----------         ------------        ------------        ------------       -----------

Asset/Liability Management

     The Company's asset and liability management strategy attempts to minimize the risk of a significant decrease in net interest income caused by changes in the interest rate environment without penalizing current income. Net interest income, the primary source of the Company's earnings, is affected by interest rate movements. To mitigate the impact of changes in interest rates, an attempt is made to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in approximately equivalent amounts at basically the same time intervals. Imbalances in repricing opportunities at any point in time constitute an interest sensitivity gap, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any potential activity and are best used as early indicators of potential interest rate exposures.

Interest Rate Sensitivity Gap Analysis

                                                                         At June 30, 2000
                                                   -----------------------------------------------------------------
                                                                   More Than   More Than
                                                       1 Year         1 Year     3 Years    More Than
(Dollars in thousands)                                Or Less     To 3 Years  To 5 Years      5 Years       Total
--------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                               $    378,406        193,016     177,373     426,470    1,175,265
Equity lines of credit (1)                            106,123              -           -           -      106,123
Consumer loans and leases (1)                           8,033         52,597     109,846      13,568      184,044
Mortgage-backed securities (2)                         76,971         41,045      26,306     108,666      252,988
Interest-bearing deposits                                 667              -           -           -          667
Investment securities (2)                              29,680              -           -      64,990       94,670
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                      599,880        286,658     313,525     613,694    1,813,757

Interest-Bearing Liabilities:
Savings accounts                                       36,529         55,485      36,172      86,694      214,880
NOW interest-bearing accounts                          23,161         21,202       5,673      12,563       62,599
Money market accounts                                  60,203          8,384       3,992       3,627       76,206
Certificate accounts                                  627,434        193,882      15,446           -      836,762
Borrowed funds                                        261,950        193,572      25,000           -      480,522
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities               1,009,277        472,525      86,283     102,884    1,670,969
--------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                         $  (409,397)      (185,867)     227,242     510,810      142,788
--------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap              $  (409,397)      (595,264)   (368,022)     142,788
--------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
   percentage of total assets                         (21.26)   %    (30.91)     (19.11)        7.41
Cumulative net interest-earning assets as a
   percentage of interest-bearing liabilities           59.44   %      59.83       76.53      108.55
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

     At June 30, 2000, the cumulative one-year interest sensitivity gap as a percentage of assets was (21.26%) compared to (14.77%) at December 31, 1999. The major factor contributing to the change was a shift from the "More Than 1 Year to 3 Years" category to the "1 Year Or Less" category of over $140 million of eighteen month certificates of deposit, which were promoted by the Bank in the fall of 1999. Currently, the Bank is promoting a longer-term certificate of deposit and is negotiating longer-term advances with the FHLB of Chicago to improve the interest sensitivity gap.

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

                                                 Three Months Ended June 30,
                               ---------------------------------------------------------------
                                              2000                          1999
                               ------------------------------   ------------------------------
                                                     Average                         Average
                                Average              Yield/       Average             Yield/
(Dollars in thousands)          Balance     Interest   Cost       Balance    Interest   Cost
-------------------------------------------------------------   ------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net          $ 1,150,072  $  22,436     7.80 %  $1,059,629  $ 19,593     7.40 %
Equity lines of credit           107,608      2,330     8.69        95,077     1,719     7.25
Automobile loans                 131,531      2,609     7.96        73,386     1,561     8.53
Consumer loans and leases         40,335        848     8.42        31,413       564     7.19
Mortgage-backed securities       249,127      4,220     6.78       464,167     7,182     6.19
Interest-bearing deposits         12,388        196     6.34        37,853       441     4.61
Investment securities             87,978      1,540     7.01       111,099     1,842     6.64
----------------------------------------------------------------------------------------------
Total interest-earning
  assets                       1,779,039     34,179     7.69     1,872,624    32,902     7.03
Noninterest-earning assets        94,194                            97,245
----------------------------------------------------------------------------------------------
Total assets                 $ 1,873,233                        $1,969,869
==============================================================================================

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts             $ 1,043,342  $  12,938     4.97 %  $1,039,348  $ 12,186     4.70 %
NOW interest-bearing
  accounts                        66,260        154     0.93        63,803       162     1.02
Money market accounts             78,314        634     3.25        85,520       695     3.26
----------------------------------------------------------------------------------------------
Total deposits                 1,187,916     13,726     4.63     1,188,671    13,043     4.40
Borrowed funds                   438,813      6,513     5.95       498,802     6,618     5.25
----------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                  1,626,729     20,239     4.99     1,687,473    19,661     4.65
Noninterest-bearing
  deposits                        57,926                            65,170
Other liabilities                 34,346                            37,542
----------------------------------------------------------------------------------------------
Total liabilities              1,719,001                         1,790,185
Stockholders' equity             154,232                           179,684
----------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity       $ 1,873,233                        $1,969,869
==============================================================================================
Net interest income/
  interest rate spread                    $  13,940     2.70 %              $ 13,241     2.38 %
==============================================================================================
Net interest-earning
  assets/net interest
  margin                     $   152,310                3.13 %  $  185,151               2.83 %
==============================================================================================
Interest-earning assets to
  interest-bearing
  liabilities                       1.09 X                            1.11 X
==============================================================================================
                                                Six Months Ended June 30,
                                ----------------------------------------------------------      At June 30,
                                           2000                           1999                      2000
                                ---------------------------    ---------------------------   -------------------
                                                    Average                        Average
                                 Average            Yield/      Average            Yield/               Yield/
(Dollars in thousands)           Balance   Interest  Cost       Balance   Interest  Cost       Balance   Cost
-----------------------------------------------------------    ---------------------------   -------------------
Assets:
Interest-earning assets:
Mortgage loans, net           $1,135,862  $ 43,856   7.72 %  $1,083,393  $ 39,941   7.37 %   $1,171,844   7.76 %
Equity lines of credit           105,770     4,444   8.43        95,097     3,414   7.24        107,695   9.12
Automobile loans                 126,046     4,946   7.87        64,383     2,756   8.63        136,320   8.49
Consumer loans and leases         37,256     1,538   8.26        32,475     1,201   7.41         48,155   8.38
Mortgage-backed securities       290,192     9,591   6.61       402,950    12,584   6.25        238,140   7.02
Interest-bearing deposits          9,789       296   6.07        94,599     2,172   4.57            667   6.87
Investment securities             91,224     3,163   6.94        98,530     3,331   6.78         90,286   7.25
------------------------------------------------------------------------------------------   ---------------------
Total interest-earning
  assets                       1,796,139    67,834   7.56     1,871,427    65,399   6.99      1,793,107   7.79
Noninterest-earning assets        92,731                         94,658                         113,388
------------------------------------------------------------------------------------------   ---------------------
Total assets                  $1,888,870                     $1,966,085                      $1,906,495
==========================================================================================   =====================

Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
Deposits:
Savings accounts              $1,042,882  $ 25,421    4.89 % $1,053,541  $ 25,008   4.79 %    1,051,642   5.24 %
NOW interest-bearing
  accounts                        65,912       308    0.94       61,081       312   1.03         62,599   0.95
Money market accounts             80,887     1,304    3.23       84,943     1,362   3.23         76,206   3.32
------------------------------------------------------------------------------------------   ---------------------
Total deposits                 1,189,681    27,033    4.56    1,199,565    26,682   4.49      1,190,447   4.89
Borrowed funds                   455,391    13,012    5.73      480,465    12,733   5.27        480,522   6.08
------------------------------------------------------------------------------------------   ---------------------
Total interest-bearing
  liabilities                  1,645,072    40,045    4.88    1,680,030    39,415   4.71      1,670,969   5.23
Noninterest-bearing
  deposits                        57,006                         66,362                          55,565
Other liabilities                 32,790                         36,875                          29,653
------------------------------------------------------------------------------------------   ---------------------
Total liabilities              1,734,868                      1,783,267                       1,756,187
Stockholders' equity             154,002                        182,818                         150,308
------------------------------------------------------------------------------------------   ---------------------
Total liabilities and
  stockholders' equity        $1,888,870                     $1,966,085                      $1,906,495
==========================================================================================   =====================
Net interest income/
   interest rate spread                   $ 27,789    2.68 %             $ 25,984   2.28 %                2.56 %
==========================================================================================              ==========
Net interest-earning
  assets/net interest
  margin                      $  151,067              3.09 %  $ 191,397             2.78 %
==========================================================================================
Interest-earning assets to
  interest-bearing
  liabilities                       1.09 X                         1.11 X
===================================================================================

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


                                     Three Months Ended June 30, 2000          Six Months Ended June 30, 2000
                                                Compared To                              Compared To
                                     Three Months Ended June 30, 1999          Six Months Ended June 30, 1999
                                    ---------------------------------------  ---------------------------------------
                                            Increase (Decrease)                      Increase (Decrease)
                                          In Net Interest Income                   In Net Interest Income
                                                  Due To                                   Due To
                                    ---------------------------------------  ---------------------------------------
(In thousands)                       Volume          Rate           Net       Volume          Rate           Net
--------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net              $    1,740         1,103         2,843        1,976         1,939         3,915
Equity lines of credit                  244           367           611          418           612         1,030
Automobile loans                      1,160          (112)        1,048        2,454          (264)        2,190
Consumer loans and leases               177           107           284          189           148           337
Mortgage-backed securities           (3,593)          631        (2,962)      (3,685)          692        (2,993)
Interest-bearing deposits              (367)          122          (245)      (2,412)          536        (1,876)
Investment securities                  (401)           99          (302)        (247)           79          (168)
--------------------------------------------------------------------------------------------------------------------
   Total                             (1,040)        2,317         1,277       (1,307)        3,742         2,435
--------------------------------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                 (8)          691           683         (169)          520           351
Funds borrowed                         (878)          773          (105)        (723)        1,002           279
--------------------------------------------------------------------------------------------------------------------
   Total                               (886)        1,464           578         (892)        1,522           630
--------------------------------------------------------------------------------------------------------------------
Net change in net interest       $     (154)          853           699         (415)        2,220         1,805
income
--------------------------------------------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months Ended
June 30, 2000 and June 30, 1999

General

     Net income totaled $4.6 million, or $0.46 per diluted share for the three months ended June 30, 2000, as compared to $4.5 million, or $0.39 per diluted share reported for the quarter ended June 30, 1999. Net interest income for the three months ended June 30, 2000 was $13.9 million, an increase of $699,000, or 5.3%, from the June 30, 1999 quarter of $13.2 million.

Interest Income

     Interest income for the quarter ended June 30, 2000 totaled $34.2 million, an increase of $1.3 million, or 3.9%, from the prior year's quarter. Interest income on mortgage loans, the largest component of interest-earning assets, increased $2.8 million, or 14.5%, to $22.4 million from the June 1999 quarter. The average balance of the mortgage portfolio increased $90.4 million. The annualized average yield on the mortgage loan portfolio increased to 7.80% for the three months ended June 30, 2000 from 7.40% for the 1999 period. The increase in the annualized average yield reflects an increase in mortgage yields overall and changes in the mix of the loan portfolio, primarily from an increase in higher yielding loans such as commercial real estate. Interest income on equity lines of credit increased $611,000, or 35.5%, to $2.3 million from the prior year's quarter. The Bank's home equity line of credit product is priced based on the prime rate, which was an average of 9.25% for the current quarter as compared to 7.75% for the comparable quarter a year ago. The average balance of equity lines of credit increased $12.5 million, to $107.6 million from $95.1 million from the June 1999 quarter. Interest income on auto loans increased $1.0 million to $2.6 million for the three months ended June 30, 2000. The average balance of the auto loan portfolio increased $58.1 million, while the annualized average yield on the portfolio decreased to 7.96% from 8.53%. This decrease was a direct result of market conditions for offering competitive products. The average balance of the combined portfolios of mortgage-backed and investment securities decreased $238.2 million to $337.1 million as compared to $575.3 million for the June 30, 1999 quarter. This decrease was primarily as a result of the "de-leveraging" security sales in the first quarter of 2000. Interest income from these portfolios decreased $3.2 million from the prior year's second quarter.

Interest Expense

     Interest expense on deposit accounts increased $683,000, or 5.2%, to $13.7 million, for the quarter ended June 30, 2000 compared to the prior year's quarter. The increase was due to the increase in the annualized average cost of deposits from 4.40% to 4.63%. For the quarter ended June 30, 2000, the Company recorded interest expense on borrowed funds of $6.5 million on an average balance of $438.8 million at an annualized cost of 5.95% related to FHLB borrowings. During the current quarter, the Company repaid $22.5 million of FHLB advances that matured or were called and added $104.9 million at current market rates, primarily to fund loan growth.

Net Interest Income

     Net interest income for the three months ended June 30, 2000 increased $699,000 or 5.3%, to $13.9 million from the 1999 period. The annualized average yield on interest-earning assets increased from 7.03% to 7.69% when comparing the 1999 and 2000 quarters. The annualized average cost of interest-bearing liabilities increased from 4.65% to 4.99%. The increase in yields and costs are generally due to overall increases in interest rates. This resulted in an annualized average net interest rate spread of 2.70% for the three-month period ended June 30, 2000 compared to 2.38% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities decreased during the quarter ended June 30, 2000 compared to the 1999 quarter.

Provision for Loan Losses

     Based on management's evaluation of the loan portfolio, a provision of $200,000 for loan losses was recorded during the quarter ended June 30, 2000. The allowance for loan losses represents 0.42% of total loans receivable at June 30, 2000. The amount of non-performing loans at June 30, 2000, was $4.8 million, or 0.32% of total loans, compared to $3.8 million or 0.30% of total loans at June 30, 1999.

Noninterest Income

     Total noninterest income for the three months ended June 30, 2000 was $3.4 million, a decrease of $3.2 million from the second quarter of 1999. Other fees and commissions decreased $3.0 million, primarily due to a decrease in loan origination fees contributed by Liberty Home Mortgage. The national market demand for home mortgage loans changed dramatically from the beginning of 1999 due to increasing mortgage rates. In the second quarter of 1999, mortgages totaling $195 million were sold, compared to $30 million sold in the current quarter.

Noninterest Expense

     Noninterest expense for the quarter ended June 30, 2000 totaled $10.4 million, a decrease of $2.4 million, or 18.8% from the prior year's quarter. The largest component of noninterest expense, compensation and benefits, decreased $1.8 million, primarily due to the decrease in commissions paid related to the origination, sale and delivery of loans by Liberty Home Mortgage.

Income Tax Provision

     The provision for income taxes for the three months ended June 30, 2000 was $2.2 million. The effective tax rate for the quarter was 32.9% compared to 36.5% for the 1999 quarter. The current quarter's income tax provision reflects lower state taxable income as a direct result of certain structural changes initiated by the Company in July of 1999 in order to position itself for future business opportunities.

Comparison of Operating Results for the Six Months Ended
June 30, 2000 and June 30, 1999

General

     Net income totaled $9.7 million, or $0.96 per diluted share for the six months ended June 30, 2000, as compared to $9.1 million, or $0.78 per diluted share reported for the six months ended June 30, 1999. During the current period, the Company auctioned $125 million of FHLB of Chicago advances to other member banks of the FHLB of Chicago and recorded a pre-tax gain of $8.8 million on the sale of these advances. This gain was recorded as an "Extraordinary item-gain on early extinguishment of debt," net of tax of $5.7 million, or $0.58 per diluted share. Concurrently, the Company sold $122 million of investment and mortgage-backed securities, available for sale, recognizing losses of $6.3 million. The gain on these combined transactions, net of fees and tax was $1.4 million. This de-leveraging transaction represented approximately 6% of the Company's assets. Net interest income for the six months ended June 30, 2000 was $27.8 million, an increase of $1.8 million, or 6.9%, from the June 30, 1999 period of $26.0 million.

Interest Income

     Interest income for the six months ended June 30, 2000 totaled $67.8 million, an increase of $2.4 million, or 3.7%, from the prior year's period. Interest income on mortgage loans, the largest component of interest-earning assets, increased $3.9 million, or 9.8%, to $43.9 million from the June 1999 period. The average balance of the mortgage portfolio increased $52.5 million. The annualized average yield on the mortgage loan portfolio increased to 7.72% for the six months ended June 30, 2000 from 7.37% for the 1999 period. The increase in the annualized average yield reflects an increase in mortgage yields overall and changes in the mix of the loan portfolio, primarily from an increase in higher yielding loans such as commercial real estate. Interest income on equity lines of credit increased $1.0 million, or 30.2%, to $4.4 million from the prior year's period. The Bank's home equity line of credit product is priced based on the prime rate, which was an average of 8.97% for the current period as compared to 7.75% for the comparable period a year ago. The average balance of equity lines of credit increased $10.7 million, to $105.8 million from $95.1 million from the June 1999 period. Interest income on auto loans increased $2.2 million to $4.9 million for the six months ended June 30, 2000. The average balance of the auto loan portfolio increased $61.7 million, while the annualized average yield on the portfolio decreased to 7.87%. This decrease was a direct result of market conditions for offering competitive products. The average balance of the combined portfolios of mortgage-backed and investment securities decreased $120.1 million to $381.4 million as compared to $501.5 million for the June 30, 1999 period. This decrease was primarily as a result of the "de-leveraging" security sales in the first quarter of 2000. Interest income from these portfolios decreased $3.2 million from the prior year's period.

Interest Expense

     Interest expense on deposit accounts increased $351,000, or 1.3%, to $27.0 million, for the six months ended June 30, 2000 compared to the prior year's period. The increase was due to the increase in the annualized average cost of deposits from 4.49% to 4.56%. For the six months ended June 30, 2000, the Company recorded interest expense on borrowed funds of $13.0 million on an average balance of $455.4 million at an annualized cost of 5.73% related to FHLB borrowings. During the current period, the Company repaid $268.7 million of FHLB advances that matured or were called and added $219.9 million at current market rates.

Net Interest Income

     Net interest income for the six months ended June 30, 2000 increased $1.8 million or 6.9%, to $27.8 million from the 1999 period. The annualized average yield on interest-earning assets increased from 6.99% to 7.56% when comparing the 1999 and 2000 periods. The annualized average cost of interest-bearing liabilities increased from 4.71% to 4.88%. This resulted in an annualized average net interest rate spread of 2.68% for the six months ended June 30, 2000 compared to 2.28% for the prior year's period. Both the average balance of interest-earning assets and interest-bearing liabilities decreased during the six months ended June 30, 2000 compared to the 1999 period.

Provision for Loan Losses

     Based on management's evaluation of the loan portfolio, a provision of $400,000 for loan losses was recorded during the six months ended June 30, 2000. The allowance for loan losses represents 0.42% of total loans receivable at June 30, 2000. The amount of non-performing loans at June 30, 2000, was $4.8 million, or 0.32% of total loans, compared to $3.8 million or 0.30% of total loans at June 30, 1999.

Noninterest Income

     Total noninterest income for the six months ended June 30, 2000 was an expense of $459,000. The six months ended June 30, 2000 included losses on sales of mortgage-backed and investment securities available for sale of $6.6 million. As previously mentioned, the Company sold these securities concurrently with the auction of FHLB advances as part of a de-leveraging strategy. The gain on the sale of the FHLB advances is shown as an extraordinary item-gain on early extinguishment of debt of $5.7 million, net of tax. Other fees and commissions decreased $6.5 million, primarily due to a decrease in loan origination fees contributed by Liberty Home Mortgage. The national market demand for home mortgage loans changed dramatically from the beginning of 1999 due to increasing mortgage rates. During the six months ended June 30, 1999, mortgages totaling $453 million were sold, compared to $42 million sold in the current six months. Other income for the six months ended June 30, 1999, included a gain on the sale of Liberty Financial Services Inc.'s insurance book of business of $250,000. The current six months includes a write-down in value of an equity investment of $112,000, reflecting an other than temporary impairment in the value of the investment.

Noninterest Expense

     Noninterest expense for the six months ended June 30, 2000 totaled $21.2 million, a decrease of $4.4 million, or 17.3% from the prior year's period. The largest component of noninterest expense, compensation and benefits, decreased $3.8 million, primarily due to the decrease in commissions paid related to the origination, sale and delivery of loans by Liberty Home Mortgage.

Income Tax Provision

     The provision for income taxes for the six months ended June 30, 2000 was $4.8 million. The effective tax rate for the six months was 32.9% compared to 33.1% for the 1999 period. The lower effective tax rate for the June 1999 period was due to a reduction in the provision of $700,000 as a result of the completion of a review of the Company's tax liability. The current period's income tax provision reflects lower state taxable income as a direct result of certain structural changes initiated by the Company in July of 1999 in order to position itself for future business opportunities.

Part II - Other Information

Item 1. Legal Proceedings

              Not Applicable.

Item 2. Changes in Securities

              Not Applicable.

Item 3. Defaults Upon Senior Securities

              Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        (a)  The Company held its Annual Meeting of Shareholders on May 24, 2000

        (b) The names of each director elected at the Annual Meeting are as follows:

             Fredric G. Novy
             Vernon B. Thomas, Jr.

        (c) The names of each of the directors whose term of office continued after the Annual Meeting are as follows:

             Kenne P. Bristol
             Edward J. Burns
             David D. Mill
             Edward J. Nusrala
             William R. Rybak
             Donald E. Sveen
             Richard E. Webber

        (d) The following matters were voted upon at the Annual Meeting and the number of votes cast with the respect to each matter is as follows:

             (i)  The election of two directors for terms of three years each:


                                                For            Withheld
                  --------------------------------------------------------
                  Fredric G. Novy            8,115,754         613,921
                  Vernon B. Thomas, Jr.      8,119,722         609,953


             (ii) The ratification of KPMG LLP as independent auditors of
                  Alliance Bancorp for the fiscal year ending December 31, 2000:

                          For                 Against          Withheld
                  --------------------------------------------------------
                       8,506,596              205,027           18,079


Item 5. Other Information

             Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

           (a)  Exhibit No. 11 Statement re: Computation of Per Share Earnings

                                                                           Three Months Ended June 30,
                                                                               2000           1999
                                                                          -----------------------------
Net income                                                             $    4,571,000       4,507,000
                                                                          -----------------------------

Basic earnings per share-weighted average shares                            9,542,593      11,042,591

Effect of dilutive securities-stock options                                   359,726         550,956
                                                                          -----------------------------

Diluted earnings per share-adjusted weighted average shares                 9,902,319      11,593,547
                                                                          -----------------------------

Basic earnings per share                                               $         0.48            0.41
                                                                          -----------------------------

Diluted earnings per share                                             $         0.46            0.39
                                                                          -----------------------------

                                                                            Six Months Ended June 30,
                                                                               2000           1999
                                                                          -----------------------------
Net income                                                             $    9,723,000       9,108,000
                                                                          -----------------------------

Basic earnings per share-weighted average shares                            9,752,231      11,217,619

Effect of dilutive securities-stock options                                   376,693         521,192
                                                                          -----------------------------

Diluted earnings per share-adjusted weighted average shares                10,128,924      11,738,811
                                                                          -----------------------------

Basic earnings per share                                               $         0.99            0.81
                                                                          -----------------------------

Diluted earnings per share                                             $         0.96            0.78
                                                                          -----------------------------

           (b)  Reports on Form 8-K.

                None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                Alliance Bancorp





Dated:       August 8, 2000               /s/    Kenne P. Bristol
             -------------------                 -------------------------------

                                                 Kenne P. Bristol
                                                 President and
                                                 Chief Executive Officer





Dated:       August 8, 2000               /s/    Richard A. Hojnicki
             -------------------                 -------------------------------

                                                 Richard A. Hojnicki
                                                 Executive Vice President and
                                                 Chief Financial Officer