Form 10-Q
period 2000-09-30
ALLIANCE BANCORP
filed 2000-11-09
CIK 885638

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC   20549

                                   FORM 10-Q

(Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2000

                                      OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from___________to____________


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

   Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO___
    ---
   Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.
   Common Stock, $0.01 par value -9,243,575 shares outstanding as of November 7, 2000.

================================================================================

                       Alliance Bancorp and Subsidiaries
                                   Form 10-Q

                                     Index
                                     -----

Part I.          Financial Information                                                     Page
-------          ---------------------                                                     ----

Item 1.          Financial Statements (unaudited)

                 Consolidated Statements of Financial Condition
                 as of September 30, 2000 and December 31, 1999                              1

                 Consolidated Statements of Income for the Three
                 and Nine Months Ended September 30, 2000 and 1999                           2

                 Consolidated Statements of Changes in Stockholders' Equity
                 for the Nine Months Ended September 30, 2000 and 1999                       3

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 2000 and 1999                               4

                 Notes to Consolidated Financial Statements                                  6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                  11

Item 3.          Quantitative and Qualitative Disclosures About Market Risk
                 See "Management's Discussion and Analysis of Financial Condition
                 and Results of Operations," "Asset/Liability Management"                   17

Part II.         Other Information
--------         -----------------

Item 1.          Legal Proceedings                                                          22

Item 2.          Changes in Securities                                                      23

Item 3.          Defaults upon Senior Securities                                            23

Item 4.          Submission of Matters to a Vote of Security Holders                        23

Item 5.          Other Information                                                          23

Item 6.          Exhibits and Reports on Form 8-K                                           23

                 Signature Page                                                             24

Alliance Bancorp and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                           September 30,     December 31,
(In thousands, except share data)                                                              2000              1999
------------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
Assets
Cash and due from banks                                                                 $    25,577            48,922
Interest-bearing deposits                                                                     3,202            11,598
Investment securities available for sale, at fair value                                      55,838            64,494
Investment securities at amortized cost (fair value of $19,638)                              19,403                 -
Mortgage-backed securities available for sale, at fair value                                221,986           356,434
Mortgage-backed securities at amortized cost (fair value of $12,840)                         12,449                 -
Loans, net of allowance for losses of $7,244 at September 30, 2000
 and $6,031 at December 31, 1999                                                          1,496,564         1,363,266
Accrued interest receivable                                                                  11,064            10,493
Real estate                                                                                  18,443            20,796
Premises and equipment, net                                                                  12,566            12,528
Stock in Federal Home Loan Bank of Chicago, at cost                                          28,905            27,383
Due from broker                                                                                   -               550
Bank owned life insurance                                                                    46,892            20,878
Other assets                                                                                 18,708            24,966
---------------------------------------------------------------------------------------------------------------------
                                                                                        $ 1,971,597         1,962,308
---------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                               $ 1,267,924         1,242,198
 Borrowed funds                                                                             525,594           538,150
 Advances by borrowers for taxes and insurance                                                4,012            11,358
 Accrued expenses and other liabilities                                                      19,170            16,931
---------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                      1,816,700         1,808,637
---------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
 Preferred stock, $.01 par value; authorized 1,500,000 shares;
  none outstanding                                                                                -                 -
 Common stock, $.01 par value; authorized 21,000,000 shares;
  11,702,397 shares issued and 9,243,575 outstanding at September 30, 2000
  11,700,010 shares issued and 10,177,188 outstanding at December 31, 1999                      117               117
 Additional paid-in capital                                                                 108,123           108,093
 Retained earnings, substantially restricted                                                102,741            92,337
 Treasury stock, at cost; 2,458,822 shares at September 30, 2000 and
  1,522,822 at December 31, 1999                                                            (46,440)          (29,857)
 Accumulated other comprehensive loss                                                        (9,644)          (17,019)
---------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                               154,897           153,671
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------------
                                                                                        $ 1,971,597         1,962,308
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Income

                                                                            Three Months Ended        Nine Months Ended
                                                                               September 30,            September 30,
(In thousands, except per share amounts)                                     2000        1999         2000         1999
-----------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
Interest Income:
Loans                                                                $     29,723      24,125       84,507       71,437
Mortgage-backed securities                                                  4,320       7,208       13,911       19,792
Investment securities                                                       1,929       1,747        5,092        5,078
Interest-bearing deposits                                                     126         447          422        2,619
-----------------------------------------------------------------------------------------------------------------------
 Total interest income                                                     36,098      33,527      103,932       98,926
-----------------------------------------------------------------------------------------------------------------------

Interest Expense:
Deposits                                                                   14,846      12,699       41,879       39,381
Borrowed funds                                                              7,780       7,070       20,792       19,803
-----------------------------------------------------------------------------------------------------------------------
 Total interest expense                                                    22,626      19,769       62,671       59,184
-----------------------------------------------------------------------------------------------------------------------
 Net interest income                                                       13,472      13,758       41,261       39,742
 Provision for loan losses                                                  1,200          50        1,600          150
-----------------------------------------------------------------------------------------------------------------------
 Net interest income after provision for loan losses                       12,272      13,708       39,661       39,592
-----------------------------------------------------------------------------------------------------------------------

Noninterest Income:
Gain on sales of loans held for sale                                            3           5           38          474
Loss on sales of mortgage-backed securities available for sale                  -           -       (6,059)         (22)
Gain (loss) on sales of investment securities available for
 sale                                                                         506         (16)          15          (16)
Income from real estate operations                                          2,421       1,007        4,531        2,735
Servicing fee income, net                                                      39          16          145          247
ATM fee income                                                                466         463        1,377        1,490
Other fees and commissions                                                  1,775       3,686        4,783       13,200
Other, net                                                                    203          23          124          459
-----------------------------------------------------------------------------------------------------------------------
 Total noninterest income                                                   5,413       5,184        4,954       18,567
-----------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
Compensation and benefits                                                   5,392       6,599       15,964       20,968
Occupancy expense                                                           2,016       1,912        6,048        5,528
Federal deposit insurance premiums                                             68         186          206          579
Advertising expense                                                           570         332        1,087          874
ATM expense                                                                   279         304          839          984
Computer services                                                             329         289        1,015          953
Other                                                                       2,121       2,624        6,823        8,011
-----------------------------------------------------------------------------------------------------------------------
 Total noninterest expense                                                 10,775      12,246       31,982       37,897
-----------------------------------------------------------------------------------------------------------------------
 Income before income taxes and extraordinary item                          6,910       6,646       12,633       20,262
Income tax expense                                                          2,264       2,018        3,964        6,526
-----------------------------------------------------------------------------------------------------------------------
 Income before extraordinary item                                           4,646       4,628        8,669       13,736
Extraordinary item-gain on early extinguishment of debt,
 net of tax expense of $3,069                                                   -           -        5,700            -
-----------------------------------------------------------------------------------------------------------------------
 Net income                                                          $      4,646       4,628       14,369       13,736
-----------------------------------------------------------------------------------------------------------------------

Basic earnings per share
 Income before extraordinary item                                    $       0.50        0.43         0.90         1.24
 Extraordinary item, net of tax                                                 -           -         0.60            -
-----------------------------------------------------------------------------------------------------------------------
 Net income                                                                  0.50        0.43         1.50         1.24
-----------------------------------------------------------------------------------------------------------------------

Diluted earnings per share
 Income before extraordinary item                                            0.48        0.41         0.87         1.18
 Extraordinary item, net of tax                                                 -           -         0.57            -
-----------------------------------------------------------------------------------------------------------------------
 Net income                                                          $       0.48        0.41         1.44         1.18
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                                                                               Accumulated
                                                                               Additional                            Other
                                                         Comprehensive  Common    Paid-in  Retained Treasury Comprehensive
(In thousands, except per share amounts)                        Income   Stock    Capital  Earnings    Stock Income (Loss)    Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)
Nine Months Ended September 30, 1999
Balance at December 31, 1998                              $                116    107,130    80,219   (1,511)          (17) 185,937
Net income                                                      13,736       -          -    13,736        -             -   13,736
Other comprehensive income, net of tax
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification adjustment       (10,404)      -          -         -        -       (10,404) (10,404)
                                                          ------------
Total comprehensive income                                       3,332
Cash dividends declared, $0.42 per share                                     -          -    (4,575)       -             -   (4,575)
Purchase of treasury stock                                                   -          -         -  (20,119)            -  (20,119)
Proceeds from exercise of stock options                                      1        301         -        -             -      302
Tax benefit from stock related compensation                                  -        199         -        -             -      199
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                             $                117    107,630    89,380  (21,630)      (10,421) 165,076
===================================================================================================================================

Nine Months Ended September 30, 2000
Balance at December 31, 1999                              $                117    108,093    92,337  (29,857)      (17,019) 153,671
Net income                                                      14,369       -          -    14,369        -             -   14,369
Other  comprehensive income, net of tax
 Change in minimum pension liability                                23       -          -         -        -            23       23
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification adjustment         7,352       -          -         -        -         7,352    7,352
                                                          ------------
Total comprehensive income                                      21,744
Cash dividends declared, $0.42 per share                                     -          -    (3,965)       -             -   (3,965)
Purchase of treasury stock                                                   -          -         -  (16,583)            -  (16,583)
Proceeds from exercise of stock options                                      -         25         -        -             -       25
Tax benefit from stock related compensation                                  -          5         -        -             -        5
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                             $                117    108,123   102,741  (46,440)       (9,644) 154,897
===================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                Nine Months Ended
                                                                                                  September 30,
(In thousands)                                                                                 2000           1999
--------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)
Cash Flows From Operating Activities:
Net income                                                                                  $  14,369         13,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                   2,354          1,982
Provision for loan losses                                                                       1,600            150
Federal Home Loan Bank of Chicago stock dividend                                               (1,522)             -
Amortization of premiums, discounts, and deferred loan fees                                     1,056          1,127
Originations of loans held for sale                                                           (81,056)      (473,637)
Sale of loans originated for resale                                                            73,142        579,962
Gain on sales of loans                                                                            (38)          (474)
Loss on sales of mortgage-backed securities available for sale                                  6,059             22
(Gain) loss on sales of investment securities available for sale                                  (15)            16
Extraordinary item-gain on early extiguishment of debt, net of tax                             (5,700)             -
(Increase) decrease in accrued interest receivable                                               (571)           592
Increase in other assets                                                                       (1,446)        (4,659)
Increase (decrease) in accrued expenses and other liabilities                                   2,413         (2,627)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      10,645        116,190
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Loans originated or purchased for investment                                                 (355,745)      (331,638)
Purchases of:
 Mortgage-backed securities available for sale                                                      -       (237,351)
 Mortgage-backed securities held to maturity                                                   (2,014)             -
 Investment securities available for sale                                                     (12,899)       (74,840)
 Investment securities held to maturity                                                       (19,400)             -
 Stock in Federal Home Loan Bank of Chicago                                                         -         (3,560)
 Premises and equipment                                                                        (2,494)        (2,037)
 Bank owned life insurance                                                                    (25,000)             -
Proceeds from sale or maturity of:
 Mortgage-backed securities available for sale                                                115,180        114,022
 Investment securities available for sale                                                      12,505         12,016
 Stock in Federal Home Loan Bank of Chicago                                                         -          1,451
 Premises and equipment                                                                           102              -
 Loans held for investment                                                                     16,619         20,027
 Proceeds from maturities of investment securities available for sale                               -         42,640
Net (increase) decrease in real estate joint ventures                                           2,259           (389)
Principal collected on loans                                                                  211,109        241,621
Principal collected on mortgage-backed securities                                              23,494         96,952
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (36,284)      (121,086)
--------------------------------------------------------------------------------------------------------------------

(continued)

Alliance Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

(continued)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
(In thousands)                                                                                  2000           1999
--------------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits                                                            25,726        (56,689)
Proceeds from borrowed funds                                                                  342,353        134,327
Repayment of borrowed funds                                                                  (346,181)       (71,127)
Net increase (decrease) in advance payments by borrowers for taxes and insurance               (7,346)           799
Purchase of treasury stock                                                                    (16,583)       (20,119)
Cash dividends paid                                                                            (4,096)        (4,705)
Proceeds from exercise of stock options                                                            25            302
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                          (6,102)       (17,212)
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                     (31,741)       (22,108)
Cash and cash equivalents at beginning of period                                               60,520         80,997
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $   28,779         58,889
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                                                   $   62,295         59,061
Income taxes                                                                                    3,250          9,935

Supplemental Disclosures of Noncash Activities:
Loans exchanged for mortgage-backed securities                                             $    1,030            473
Additions to real estate acquired in settlement of loans                                          770            270
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Nine Months Ended September 30, 2000 and 1999

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

(2)  Comprehensive Income

  The following table sets forth the required disclosures of other comprehensive income and the reclassification amounts as presented in the statements of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated:

                                                                              Before            Tax            Net
                                                                               Tax           (Expense)        of Tax
(In thousands)                                                                Amount         or Benefit       Amount
---------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1999
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities available for sale
   arising during the period                                               $  (16,044)          5,615         (10,429)
Less: reclassification adjustment for gain (loss) included in
   net income                                                                     (38)             13             (25)
---------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                   $  (16,006)          5,602         (10,404)
---------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 2000
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities available for sale
   arising during the period                                               $    5,265          (1,841)          3,424
Less: reclassification adjustment for gain (loss) included in
   net income                                                                  (6,044)          2,116          (3,928)
---------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                   $   11,309          (3,957)          7,352
Change in minimum pension liability                                                38             (15)             23
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                 $   11,347          (3,972)          7,375
---------------------------------------------------------------------------------------------------------------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Nine Months Ended September 30, 2000 and 1999

(3)  Earnings per Share

  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                          Three Months Ended      Nine Months Ended
                                                             September 30,          September 30,
(In thousands, except share data)                          2000        1999       2000        1999
----------------------------------------------------------------------------------------------------
Numerator:
  Income before extraordinary item                    $     4,646       4,628      8,669      13,736
  Extraordinary item, net of tax                                -           -      5,700           -
                                                      ----------------------------------------------
  Net income                                          $     4,646       4,628     14,369      13,736
                                                      ----------------------------------------------
Denominator:
  Basic earnings per share-weighted
   average shares                                       9,267,532  10,846,200  9,589,485  11,092,453
  Effect of dilutive securities-stock options             368,361     526,087    374,034     522,981
                                                      ----------------------------------------------
  Diluted earnings per share-adjusted
   weighted average shares                              9,635,893  11,372,287  9,963,519  11,615,434
                                                      ----------------------------------------------
Basic earnings per share
  Income before extraordinary item                    $      0.50        0.43       0.90        1.24
  Extraordinary item, net of tax                                -           -       0.60           -
                                                      ----------------------------------------------
  Net income                                          $      0.50        0.43       1.50        1.24
                                                      ----------------------------------------------
Diluted earnings per share
  Income before extraordinary item                    $      0.48        0.41       0.87        1.18
  Extraordinary item, net of tax                                -           -       0.57           -
                                                      ----------------------------------------------
  Net income                                          $      0.48        0.41       1.44        1.18
                                                      ----------------------------------------------

(4)  Commitments and Contingencies

  At September 30, 2000, the Company had outstanding commitments to originate or purchase loans of $82.1 million and undisbursed balances of construction loans of $142.7 million. Unused equity lines of credit available to customers were $111.8 million at September 30, 2000.

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Nine Months Ended September 30, 2000 and 1999

(5)  Operating Segments

  The Company's operations include three primary segments: banking, mortgage brokerage and joint venture real estate developments. Through its banking subsidiary's network of 19 retail banking facilities in Chicago; north, west and southwestern Cook County; and DuPage County in Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. Mortgage brokerage activities conducted through the Bank's subsidiary, Liberty Home Mortgage, include the origination of primarily residential mortgage loans for sale to various investors as well as to the Bank. Joint venture real estate activities are primarily conducted through the Company's real estate subsidiaries. The real estate subsidiaries provide equity financing in various developments with reputable real estate developers, primarily for the construction of single family homes. The Company's three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and are shown as "Other" below and consist of financial advice and brokerage services and holding company investments. Assets and results of operations are based on generally accepted accounting principles, with profit and losses of equity method investees excluded. Inter-segment revenues and expenses are eliminated in reporting consolidated results of operations.

  Operating segment information is as follows:

                                                               Mortgage       Real Estate              Inter-segment   Consolidated
(In thousands)                                    Banking     Brokerage    Joint Ventures     Other     Eliminations          Total
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 2000
Interest income                                  $ 36,033           200                24       279             (438)        36,098
Interest expense                                   22,579           192               203        90             (438)        22,626
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                         13,454             8              (179)      189                -         13,472
Provision for loan losses                           1,200             -                 -         -                -          1,200
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after provision
 for loan losses                                   12,254             8              (179)      189                -         12,272
Other fees and commissions                          1,292           466                 -       560              (38)         2,280
Other noninterest income                              882             -             2,302         2              (53)         3,133
Noninterest expense                                 8,886         1,388                 9       583              (91)        10,775
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   5,542          (914)            2,114       168                -          6,910
Income tax expense (benefit)                        1,721          (362)              839        66                -          2,264
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $  3,821          (552)            1,275       102                -          4,646
-----------------------------------------------------------------------------------------------------------------------------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Three Months Ended September 30, 2000 and 1999

                                                                 Mortgage       Real Estate             Inter-segment  Consolidated
(In thousands)                                      Banking     Brokerage    Joint Ventures    Other     Eliminations         Total
-----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1999
Interest income                                  $   33,424           697                20      190            (804)        33,527
Interest expense                                     19,844           602               127        -            (804)        19,769
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                           13,580            95              (107)     190               -         13,758
Provision for loan losses                                50             -                 -        -               -             50
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after provision
 for loan losses                                     13,530            95              (107)     190               -         13,708
Other fees and commissions                            1,139         2,785                 -      577            (336)         4,165
Other noninterest income                                 67             -               996        5             (49)         1,019
Noninterest expense                                   8,621         3,281                 -      729            (385)        12,246
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                     6,115          (401)              889       43               -          6,646
Income tax expense (benefit)                          1,801          (156)              351       22               -          2,018
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $    4,314          (245)              538       21               -          4,628
-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2000
Interest income                                  $  103,860           486                84      613          (1,111)       103,932
Interest expense                                     62,739           425               528       90          (1,111)        62,671
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                           41,121            61              (444)     523               -         41,261
Provision for loan losses                             1,600             -                 -        -               -          1,600
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after provision
 for loan losses                                     39,521            61              (444)     523               -         39,661
Other fees and commissions                            3,783         1,199                 -    1,737            (414)         6,305
Other noninterest income, net                        (5,398)            -             4,318     (112)           (159)        (1,351)
Noninterest expense                                  26,344         4,329                39    1,843            (573)        31,982
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
 extraordinary item                                  11,562        (3,069)            3,835      305               -         12,633
Income tax expense (benefit)                          3,539        (1,217)            1,516      126               -          3,964
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item               8,023        (1,852)            2,319      179               -          8,669
Extraordinary item-gain on early extinguishment
 of debt, net of tax                                  5,700             -                 -        -               -          5,700
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $   13,723        (1,852)            2,319      179               -         14,369
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                           $1,950,897        15,085            23,866   14,787         (33,038)     1,971,597
-----------------------------------------------------------------------------------------------------------------------------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Nine Months Ended September 30, 2000 and 1999

                                                               Mortgage        Real Estate            Inter-segment    Consolidated
(In thousands)                                  Banking       Brokerage     Joint Ventures    Other    Eliminations           Total
-----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1999
Interest income                              $   98,602           2,255                 24      522         (2,477)          98,926
Interest expense                                 59,286           2,036                339        -         (2,477)          59,184
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                       39,316             219               (315)     522              -           39,742
Provision for loan losses                           150               -                  -        -              -              150
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after provision
 for loan losses                                 39,166             219               (315)     522              -           39,592
Other fees and commissions                        3,785          10,917                  -    1,826         (1,591)          14,937
Other noninterest income                            712               -              2,867      200           (149)           3,630
Noninterest expense                              26,610          10,961                 12    2,054         (1,740)          37,897
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                       17,053             175              2,540      494              -           20,262
Income tax expense                                5,250              68              1,003      205              -            6,526
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                   $   11,803             107              1,537      289              -           13,736
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                       $1,970,997          40,787             27,007   25,474        (98,276)       1,965,989
-----------------------------------------------------------------------------------------------------------------------------------

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

Forward-Looking Statements

  This Quarterly Report on Form 10-Q may contain certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

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

  The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The Bank's average liquidity ratio was 15.08% for the quarter ended September 30, 2000.

  The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2000, cash and cash equivalents totaled $28.8 million.

  Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments and interest-bearing deposits. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances.

  The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, the origination and sale of loans, the gain on early extinguishment of debt and the loss on sales of mortgage-backed and investment securities available for sale, provided $10.6 million for the nine months ended September 30, 2000. Net cash related to investing activities, consisting primarily of disbursements for loans originated or purchased for investment, purchases of mortgage-backed securities, investment securities and bank owned life insurance policies, offset by sales of mortgage-backed and investment securities available for sale, maturities of investment securities available for sale, principal collections on loans and mortgage-backed securities, utilized $36.3 million for the nine months ended September 30, 2000. Net cash utilized by financing activities, consisting primarily of net activity in deposit and escrow accounts, net repayment of borrowed funds, the payment of dividends and the purchase of treasury stock, totaled $6.1 million for the nine months ended September 30, 2000.

  The Bank's tangible capital ratio at September 30, 2000 was 6.79%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $103.8 million. The Bank's core capital ratio at September 30, 2000 was 6.79%. This exceeded the core capital requirement of 3.0% of adjusted assets by $74.3 million. The Bank's risk-based capital ratio was 10.31% at September 30, 2000. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $31.3 million.

Changes in Financial Condition

  The Company had total assets of $1.97 billion at September 30, 2000, an increase of $9.3 million, or 0.5%, from December 31, 1999.

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

  Loans totaled $1.5 billion at September 30, 2000, an increase of $133.3 million from December 31, 1999. The composition of the Bank's loan portfolio has been changing as a result of an emphasis on multi-family, commercial real estate loans, home equity lines of credit and indirect auto lending in an attempt to improve the overall yield on loans. At September 30, 2000, 42% of the loan portfolio consisted of one-to four-family loans, 39% was multi-family, construction, land and commercial real estate loans, and the remaining 19% consisted of home equity lines of credit, indirect auto lending, commercial leases and other loans. Comparatively, at December 31, 1999, 49% of the loan portfolio consisted of one-to four-family loans, 34% was multi-family, construction, land and commercial real estate loans, and the remaining 17% consisted of home equity lines of credit, indirect auto lending, commercial leases and other loans. Loan originations were $436.8 million for the nine months ended September 30, 2000, offset by loan sales of $89.8 million and principal repayments of $211.1 million.

  In the current quarter, the Bank purchased $25 million of Bank Owned Life Insurance ("BOLI") to fund future employee benefit costs of the Bank and its subsidiaries, financed by general operating funds of the Bank. The BOLI investment provides the Bank with an attractive investment alternative. The accounting effect of the BOLI increases noninterest-earning assets and noninterest income. In addition, the reduction of investable funds resulting from the BOLI purchase decreases net interest income and the interest rate spread.

  Deposits totaled $1.27 billion at September 30, 2000, an increase of $25.7 million from December 31, 1999. Since September 30, 1999, rates on deposit accounts have generally increased for financial institutions reflecting the Federal Reserve Bank's influence in increasing interest rates. Over 70 percent of the Liberty Federal's certificate of deposit accounts have repriced during this period of rising interest rates. In an effort to compete with other banks to retain deposits and improve its interest rate sensitivity position, Liberty Federal has had to offer longer term, higher yielding certificate of deposit accounts which have increased the cost of funds. The weighted average deposit cost at September 30, 2000 was 5.11% compared to 4.52% at December 31, 1999.

  Stockholders' equity totaled $154.9 million at September 30, 2000, an increase of $1.2 million from December 31, 1999. On May 30, 2000, the Company announced the completion of the stock repurchase program it began in November, 1999, and also announced the adoption of a new stock repurchase program whereby up to 5 percent, or 468,000 shares of the outstanding common stock, could be repurchased over a period of twelve months. As of September 30, 2000, 813,200 shares of stock had been repurchased during the current year for a total of $14,441,287 at an average price of $17.76 to complete the program announced in November of 1999. Additionally, 122,800 shares of stock had been repurchased for a total of $1,898,457 at an average price of $15.46 per share under the current share repurchase program. For the nine months ended September 30, 2000 stockholders' equity has been reduced by $16.6 million related to shares repurchased. At September 30, 2000, the number of common shares outstanding was 9,243,575 and the book value per common share outstanding was $16.76 per share. On September 22, 2000, the Company declared a $0.14 per share cash dividend payable October 13, 2000 to shareholders of record on September 30, 2000.

Recent and Proposed Changes in Accounting Pronouncements

  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date for one year. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133". This statement addresses various implementation issues relating to SFAS No. 133. The Company does not believe these statements will have a material impact on its financial position or results of operations.

Asset Quality
Non-performing Assets

  The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at September 30, 2000 nor during the quarter ended September 30, 2000, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.

                                                                     Quarter Ended
                                             -------------------------------------------------------------------------
                                             September 30,    June 30,     March 31,     December 31,    September 30,
(Dollars in thousands)                            2000          2000         2000            1999           1999
----------------------------------------------------------------------------------------------------------------------
Non-accrual mortgage loans
 90 days or more past due                    $    4,598        3,393        3,143           3,701          3,656
Non-accrual commercial real estate
 loans 90 days or more past due                     645          643          643             189              -
Non-accrual consumer loans
 90 days or more past due                           728          720          685             651            302
                                             -------------------------------------------------------------------
Total non-performing loans                        5,971        4,756        4,471           4,541          3,958
Total foreclosed real estate                        147          629          693             241             78
                                             -------------------------------------------------------------------
Total non-performing assets                  $    6,118        5,385        5,164           4,782          4,036
                                             -------------------------------------------------------------------

Total non-performing loans
 to total loans                                    0.40%        0.32         0.32            0.33           0.30
Total non-performing assets
 to total assets                                   0.31%        0.28         0.28            0.24           0.21

  The following table sets forth certain information regarding the Company's allowance for loan losses at the dates indicated.

                                                                      Quarter Ended
                                         ---------------------------------------------------------------------------
                                            September 30,    June 30,    March 31,      December 31,   September 30,
(Dollars in thousands)                            2000         2000         2000            1999           1999
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period               $    6,176        6,135        6,031           6,251          6,307
Provision for loan losses                         1,200          200          200              50             50
Charge-offs                                         147          171          115             288            111
Recoveries                                           15           12           19              18              5
                                         -----------------------------------------------------------------------
Balance at end of period                     $    7,244        6,176        6,135           6,031          6,251
                                         -----------------------------------------------------------------------
Ratio of net charge-offs during the
 period to average loans outstanding               0.01%        0.01         0.01            0.02           0.01
Ratio of allowance for loan losses
 to net loans receivable at
 end of period                                     0.48%        0.42         0.43            0.44           0.48
Ratio of allowance for loan losses
 to non-performing loans at
 end of period                                   121.32%      129.87       137.22          132.81         157.93

Classification of Assets

  The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. As of September 30, 2000 the Company had total classified assets of $5.4 million, of which $5.0 million were classified "substandard" and $400,000 were classified as "doubtful." The assets so classified consisted of auto loans, single family residential loans including equity lines of credit and foreclosed single family residential loans (real estate owned).

Loan Portfolio Composition

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.

                                  September 30,          June 30,            March 31,        December 31,       September 30,
                                        2000               2000                2000               1999               1999
                             --------------------  ------------------  ------------------  ------------------  ------------------

                                          Percent             Percent             Percent             Percent             Percent
                                               of                  of                  of                  Of                  of
                                  Amount    Total     Amount    Total     Amount    Total     Amount    Total     Amount    Total
                             --------------------  ------------------  ------------------  ------------------  ------------------
                                                                     (Dollars in thousands)
Mortgage loans:
 One-to four-family          $   692,707    42.08%   713,377    44.42    724,859    48.02    723,311    49.39    712,290    51.90
 Multi-family                    210,214    12.77    205,793    12.81    176,778    11.71    172,614    11.79    164,828    12.01
 Commercial real estate          149,802     9.10    142,373     8.87    142,794     9.46    140,480     9.59    119,376     8.70
 Construction                    281,746    17.11    246,811    15.37    191,116    12.66    173,866    11.87    143,229    10.44
 Land                              6,551     0.40      7,914     0.49      5,680     0.38      2,766     0.19      1,251     0.09
                             --------------------  ------------------  ------------------  ------------------  ------------------
  Total mortgage loans         1,341,020    81.46  1,316,268    81.96  1,241,227    82.23  1,213,037    82.83  1,140,974    83.14
Other loans:
 Commercial leases                36,577     2.22     30,263     1.89     25,371     1.68     20,846     1.42     20,396     1.49
 Home equity lines of credit     110,714     6.72    107,245     6.68    102,920     6.82    100,077     6.83     93,958     6.85
 Automobile loans                138,616     8.42    134,245     8.36    123,354     8.17    115,004     7.85    102,212     7.45
 Commercial business loans         4,518     0.27      4,080     0.25      4,012     0.27      4,163     0.28      4,071     0.30
 Consumer loans                   14,915     0.91     13,830     0.86     12,510     0.83     11,517     0.79     10,566     0.77
                             --------------------  ------------------  ------------------  ------------------  ------------------
  Total loans receivable       1,646,360   100.00% 1,605,931   100.00  1,509,394   100.00  1,464,644   100.00  1,372,177   100.00
                                           ------              ------              ------              ------              ------
Add (deduct):
 Loans in process               (142,684)           (135,872)            (92,967)            (95,726)            (69,225)
Premiums and deferred loan
  costs, net                         132                 131                 397                 379                 485
 Allowance for loan losses        (7,244)             (6,176)             (6,135)             (6,031)             (6,251)
                             -----------           -----------         -----------         -----------         ---------
 Loans receivable, net       $ 1,496,564           1,464,014           1,410,689           1,363,266           1,297,186
                             -----------           -----------         -----------         -----------         ---------

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

  The following table sets forth the amounts of interest-bearing assets and interest-bearing liabilities outstanding at September 30, 2000, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization or prepayment of such assets and liabilities. Savings accounts, NOW accounts and money market accounts were assumed to be withdrawn at annual percentage rates of 17%, 17%, 37% and 79%, respectively. FHLB advances that contain call provisions are assumed to mature on the call date. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

Interest Rate Sensitivity Gap Analysis

                                                                             At September 30, 2000
                                                       ---------------------------------------------------------------------
                                                                         More Than     More Than
                                                          1 Year           1 Year       3 Years      More Than
(Dollars in thousands)                                   Or Less         To 3 Years    To 5 Years     5 Years       Total
----------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                                     $   382,075          199,527       198,096       411,397    1,191,095
Equity lines of credit (1)                                 111,049                -             -             -      111,049
Consumer loans and leases (1)                                8,646           61,155       111,179        14,713      195,693
Mortgage-backed securities (2)                              77,295           45,542        36,043        87,436      246,316
Interest-bearing deposits                                    3,202                -             -             -        3,202
Investment securities (2)                                   30,224                -             -        76,690      106,914
----------------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                             612,491          306,224       345,318       590,236    1,854,269

Interest-Bearing Liabilities:
Savings accounts                                            36,048           54,753        35,694        85,551      212,046
NOW interest-bearing accounts                               23,745           21,736         5,816        12,879       64,176
Money market accounts                                       56,602            7,882         3,753         3,411       71,648
Certificate accounts                                       632,591          212,897        17,735             -      863,223
Borrowed funds                                             193,200          242,394        90,000             -      525,594
----------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                        942,186          539,662       152,998       101,841    1,736,687
----------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                               $  (329,695)        (233,438)      192,320       488,395      117,582
----------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap                    $  (329,695)        (563,133)     (370,813)      117,582
----------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
 percentage of total assets                                 (16.60) %        (28.35)       (18.67)         5.92
Cumulative net interest-earning assets as a
 percentage of interest-bearing liabilities                  65.01  %         62.00         77.32        106.77
----------------------------------------------------------------------------------------------------------------------------

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

                                                       Three Months Ended September 30,
                                      ---------------------------------------------------------------
                                                   2000                               1999
                                      ----------------------------------------------------------------
                                                            Average                            Average
                                         Average             Yield/         Average             Yield/
(Dollars in thousands)                   Balance  Interest     Cost         Balance  Interest     Cost
-------------------------------------------------------------------     ------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net                   $1,183,831   $23,419     7.91%    $1,063,287    $19,852     7.47%
Equity lines of credit                   112,643     2,572     9.06         95,985      1,812     7.49
Automobile loans                         137,732     2,764     7.96         90,571      1,925     8.43
Consumer loans and leases                 46,891       968     8.24         31,679        536     6.75
Mortgage-backed securities               250,055     4,320     6.91        447,762      7,208     6.44
Interest-bearing deposits                  7,611       126     6.57         34,443        447     5.08
Investment securities                    102,292     1,929     7.53        101,327      1,747     6.88
------------------------------------------------------------------------------------------------------
Total interest-earning assets          1,841,055    36,098     7.83      1,865,054     33,527     7.18
Noninterest-earning assets                98,507                            96,741
------------------------------------------------------------------------------------------------------
Total assets                          $1,939,562                        $1,961,795
------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                      $1,063,943  $14,088     5.25%     $1,023,140   $11,820     4.58%
NOW interest-bearing accounts             64,659      150     0.92          64,929       152     0.93
Money market accounts                     74,559      608     3.24          86,729       727     3.33
------------------------------------------------------------------------------------------------------
Total deposits                         1,203,161   14,846     4.90       1,174,798    12,699     4.29
Borrowed funds                           495,591    7,780     6.23         521,397     7,070     5.31
------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     1,698,752   22,626     5.28       1,696,195    19,769     4.60
Noninterest-bearing deposits              55,741                            58,975
Other liabilities                         34,072                            34,944
------------------------------------------------------------------------------------------------------
Total liabilities                      1,788,565                         1,790,114
Stockholders' equity                     150,997                           171,681
------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity               $1,939,562                        $1,961,795
------------------------------------------------------------------------------------------------------
Net interest income/
   interest rate spread                           $13,472     2.55%                  $13,758     2.58%
------------------------------------------------------------------------------------------------------
Net interest-earning assets/
   net interest margin                $  142,303              2.93 %    $  168,859               2.95%
------------------------------------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities             1.08X                             1.10X
------------------------------------------------------------------------------------------------------

                                                        Nine Months Ended September 30,                      At September 30,
                                      ----------------------------------------------------------------
                                                    2000                               1999                         2000
                                      ----------------------------------------------------------------     ---------------------
                                                            Average                            Average
                                       Average               Yield/       Average               Yield/                    Yield/
(Dollars in thousands)                 Balance    Interest     Cost       Balance    Interest     Cost       Balance        Cost
-------------------------------------------------------------------     ------------------------------     ---------------------
Assets:
Interest-earning assets:
Mortgage loans, net                   $1,151,852   $67,275     7.79%    $ 1,076,690   $59,793     7.40%    $  1,188,636      7.84%
Equity lines of credit                   108,061     7,016     8.65          95,393     5,226     7.32          111,145      9.11
Automobile loans                         129,941     7,710     7.90          73,112     4,681     8.56          140,784      8.65
Consumer loans and leases                 40,468     2,506     8.25          32,209     1,737     7.20           55,999      8.46
Mortgage-backed securities               276,813    13,911     6.70         417,887    19,792     6.31          234,435      7.02
Interest-bearing deposits                  9,063       422     6.20          74,547     2,619     4.63            3,202      6.51
Investment securities                     94,914     5,092     7.15          99,462     5,078     6.81          104,146      7.69
------------------------------------------------------------------------------------------------------       --------------------
Total interest-earning assets          1,811,112   103,932     7.65       1,869,300    98,926     7.06        1,838,347      7.97
Noninterest-earning assets                94,655                             95,354                             133,250
------------------------------------------------------------------------------------------------------       --------------------
Total assets                          $1,905,767                        $ 1,964,654                          $1,971,597
======================================================================================================       ====================

Liabilities and Stockholders' Equity:
Interest-bearing
liabilities:
Deposits:
Savings accounts                      $1,049,902   $39,509     5.01%    $1,043,407   $36,828     4.72%       $1,075,269      5.48%
NOW interest-bearing accounts             65,494       458     0.93         62,364       464     0.99            64,176      0.95
Money market accounts                     78,778     1,912     3.23         85,538     2,089     3.27            71,648      3.33
-----------------------------------------------------------------------------------------------------        ---------------------
Total deposits                         1,194,174    41,879     4.67      1,191,309    39,381     4.42         1,211,093      5.11
Borrowed funds                           468,791    20,792     5.91        494,109    19,803     5.29           525,594      6.21
-----------------------------------------------------------------------------------------------------        ---------------------
Total interest-bearing liabilities     1,662,965    62,671     5.02      1,685,418    59,184     4.67         1,736,687      5.44
Noninterest-bearing deposits              56,584                            63,899                               56,831
Other liabilities                         33,218                            36,231                               23,182
-----------------------------------------------------------------------------------------------------        ---------------------
Total liabilities                      1,752,767                         1,785,548                            1,816,700
Stockholders' equity                     153,000                           179,106                              154,897
-----------------------------------------------------------------------------------------------------        ---------------------
Total liabilities and
   stockholders' equity               $1,905,767                        $1,964,654                           $1,971,597
=====================================================================================================        =====================
Net interest income/
   interest rate spread                            $41,261     2.63%                 $39,742     2.39%                       2.53%
=====================================================================================================                        ====
Net interest-earning assets/
   net interest margin                $  148,147               3.04%    $  183,882               2.83%
=====================================================================================================
Interest-earning assets to
   interest-bearing liabilities             1.09X                              1.11X
============================================================================================

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


                                       Three Months Ended September 30, 2000                Nine Months Ended September 30, 2000
                                                 Compared To                                              Compared To
                                       Three Months Ended September 30, 1999                Nine Months Ended September 30, 1999
                                      ---------------------------------------           -------------------------------------------
                                                Increase (Decrease)                                   Increase (Decrease)
                                               In Net Interest Income                                In Net Interest Income
                                                       Due To                                                Due To
                                      ---------------------------------------           -------------------------------------------

(In thousands)                         Volume           Rate             Net               Volume            Rate             Net
-----------------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net                 $  2,347            1,220           3,567              4,263            3,219            7,482
Equity lines of credit                   344              416             760                755            1,035            1,790
Automobile loans                         950             (111)            839              3,414             (385)           3,029
Consumer loans and leases                296              136             432                490              279              769
Mortgage-backed securities            (3,381)             493          (2,888)            (7,037)           1,156           (5,881)
Interest-bearing deposits               (420)              99            (321)            (2,852)             655           (2,197)
Investment securities                     17              165             182               (236)             250               14
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                   153            2,418           2,571             (1,203)           6,209            5,006
-----------------------------------------------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                 311            1,836           2,147                102            2,396            2,498
Funds borrowed                          (375)           1,085             710             (1,097)           2,086              989
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                   (64)           2,921           2,857               (995)           4,482            3,487
-----------------------------------------------------------------------------------------------------------------------------------
Net change in net interest income   $    217             (503)           (286)              (208)           1,727            1,519
-----------------------------------------------------------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months Ended
September 30, 2000 and September 30, 1999

General

  Net income totaled $4.6 million, or $0.48 per diluted share for the three months ended September 30, 2000, as compared to $4.6 million, or $0.41 per diluted share reported for the quarter ended September 30, 1999. Net interest income for the three months ended September 30, 2000 was $13.5 million, a decrease of $286,000, or 2.1%, from the September 30, 1999 quarter of $13.8 million.

Interest Income

  Interest income for the quarter ended September 30, 2000 totaled $36.1 million, an increase of $2.6 million, or 7.7%, from the prior year's quarter. Interest income on mortgage loans, the largest component of interest-earning assets, increased $3.6 million, or 18%, to $23.4 million from the September 1999 quarter. The average balance of the mortgage portfolio increased $120.5 million. The annualized average yield on the mortgage loan portfolio increased to 7.91% for the three months ended September 30, 2000 from 7.47% for the 1999 period. The increase in the annualized average yield reflects an increase in mortgage yields overall and changes in the mix of the loan portfolio, primarily from an increase in higher yielding loans such as commercial real estate and construction loans. Interest income on equity lines of credit increased $760,000, or 41.9%, to $2.6 million from the prior year's quarter. The Bank's home equity line of credit product is priced based on the prime rate, which was an average of 9.50% for the current quarter as compared to 8.10% for the comparable quarter a year ago. The average balance of equity lines of credit increased $16.7 million, to $112.6 million from $96.0 million from the September 1999 quarter. Interest income on auto loans increased $839,000 to $2.8 million for the three months ended September 30, 2000. The average balance of the auto loan portfolio increased $47.2 million, while the annualized average yield on the portfolio decreased to 7.96% from 8.43%. This decrease was a direct result of market conditions for offering competitive products. The average balance of the combined portfolios of mortgage-backed and investment securities decreased $196.7 million to $352.3 million as compared to $549.1 million for the September 30, 1999 quarter. This decrease was primarily as a result of the de-leveraging security sales in the first quarter of 2000. Interest income from these portfolios decreased $2.7 million from the prior year's third quarter.

Interest Expense

  Interest expense on deposit accounts increased $2.1 million, or 16.9%, to $14.8 million, for the quarter ended September 30, 2000 compared to the prior year's quarter. The increase was due to the increase in the annualized average cost of deposits from 4.29% to 4.90%. For the quarter ended September 30, 2000, the Company recorded interest expense on borrowed funds of $7.8 million on an average balance of $495.6 million at an annualized cost of 6.23% related to FHLB borrowings. During the current quarter, the Company repaid $77.5 million of FHLB advances that matured or were called and added $122.5 million at current market rates, primarily to fund loan growth.

Net Interest Income

  Net interest income for the three months ended September 30, 2000 decreased $286,000 or 2.1%, to $13.5 million from the 1999 period. The annualized average yield on interest-earning assets increased from 7.18% to 7.83% when comparing the 1999 and 2000 quarters. The annualized average cost of interest-bearing liabilities increased from 4.60% to 5.28%. The increase in yields and costs are generally due to overall increases in interest rates. This resulted in an annualized average net interest rate spread of 2.55% for the three-month period ended September 30, 2000 compared to 2.58% for the prior year's period. The average balance of interest-earning assets decreased while the average balance of interest-bearing liabilities increased during the quarter ended September 30, 2000 compared to the 1999 quarter.

Provision for Loan Losses

  A provision of $1.2 million for loan losses was recorded during the quarter ended September 30, 2000. The increase in the provision recognizes the increase in non-performing loans and the change in the loan portfolio mix reflecting the increased concentration of multi-family, commercial and construction loans. By the nature of these loans, their size and complexity, they add an inherent element of risk to the portfolio, which was not there when the Bank was primarily a single-family lender. The allowance for loan losses represents 0.48% of total loans receivable at September 30, 2000. The amount of non-performing loans at September 30, 2000, was $6.0 million, or 0.40% of total loans, compared to $4.0 million or 0.30% of total loans at September 30, 1999.

Noninterest Income

  Total noninterest income for the three months ended September 30, 2000 was $5.4 million, an increase of $229,000 from the third quarter of 1999. Other fees and commissions decreased $1.9 million, primarily due to a decrease in loan origination fees contributed by Liberty Home Mortgage. The national market demand for home mortgage loans changed dramatically from the beginning of 1999 due to increasing mortgage rates. In the third quarter of 1999, mortgages totaling $147 million were sold, compared to $48 million sold in the current quarter. The current quarter's income from real estate operations of $2.4 million included a $1.5 million gain from the sale of a real estate investment by one of the Bank's subsidiaries. The $506,000 gain on the sale of investment securities in the current quarter relates to the sale of stock the Bank owned in an ATM network company. Other noninterest income for the current quarter includes $186,000 related to the BOLI investment.

Noninterest Expense

  Noninterest expense for the quarter ended September 30, 2000 totaled $10.8 million, a decrease of $1.5 million, or 12.0% from the prior year's quarter.
The largest component of noninterest expense, compensation and benefits, decreased $1.2 million, primarily due to the decrease in commissions paid related to the origination, sale and delivery of loans by Liberty Home Mortgage.

Income Tax Provision

  The provision for income taxes for the three months ended September 30, 2000 was $2.3 million. The effective tax rate for the quarter was 32.8% compared to 30.4% for the 1999 quarter.

Comparison of Operating Results for the Nine Months Ended
September 30, 2000 and September 30, 1999

General

  Net income totaled $14.4 million, or $1.44 per diluted share for the nine months ended September 30, 2000, as compared to $13.7 million, or $1.18 per diluted share reported for the nine months ended September 30, 1999. During the current period, the Company auctioned $125 million of FHLB of Chicago advances to other member banks of the FHLB of Chicago and recorded a pre-tax gain of $8.8 million on the sale of these advances. This gain was recorded as an "Extraordinary item-gain on early extinguishment of debt," net of tax of $5.7 million, or $0.57 per diluted share. Concurrently, the Company sold $122 million of investment and mortgage-backed securities, available for sale, recognizing losses of $6.3 million. The gain on these combined transactions, net of fees and tax, was $1.4 million. This de-leveraging transaction represented approximately 6% of the Company's assets. Net interest income for the nine months ended September 30, 2000 was $41.3 million, an increase of $1.6 million, or 3.8%, from the September 30, 1999 period of $39.7 million.

Interest Income

  Interest income for the nine months ended September 30, 2000 totaled $103.9 million, an increase of $5.0 million, or 5.1%, from the prior year's period. Interest income on mortgage loans, the largest component of interest-earning assets, increased $7.5 million, or 12.5%, to $67.3 million from the September 1999 period. The average balance of the mortgage portfolio increased $75.2 million. The annualized average yield on the mortgage loan portfolio increased to 7.79% for the nine months ended September 30, 2000 from 7.40% for the 1999 period. The increase in the annualized average yield reflects an increase in mortgage yields overall and changes in the mix of the loan portfolio, primarily from an increase in higher yielding loans such as commercial real estate. Interest income on equity lines of credit increased $1.8 million, or 34.3%, to $7.0 million from the prior year's period. The Bank's home equity line of credit product is priced based on the prime rate, which was an average of 9.15% for the current period as compared to 7.87% for the comparable period a year ago. The average balance of equity lines of credit increased $12.7 million, to $108.1 million from $95.4 million from the September 1999 period. Interest income on auto loans increased $3.0 million to $7.7 million for the nine months ended September 30, 2000. The average balance of the auto loan portfolio increased $56.8 million, while the annualized average yield on the portfolio decreased to 7.90%. This decrease was a direct result of market conditions for offering competitive products. The average balance of the combined portfolios of mortgage-backed and investment securities decreased $136.5 million to $371.7 million as compared to $517.3 million for the September 30, 1999 period. This decrease was primarily as a result of the "de-leveraging" security sales in the first quarter of 2000. Interest income from these portfolios decreased $5.9 million from the prior year's period.

Interest Expense

  Interest expense on deposit accounts increased $2.5 million, or 6.3%, to $41.9 million, for the nine months ended September 30, 2000 compared to the prior year's period. The increase was due to the increase in the annualized average cost of deposits from 4.42% to 4.67%. For the nine months ended September 30, 2000, the Company recorded interest expense on borrowed funds of $20.8 million on an average balance of $468.8 million at an annualized cost of 5.91% related to FHLB borrowings. During the current period, the Company repaid $346.2 million of FHLB advances that matured or were called and added $342.4 million at current market rates.

Net Interest Income

  Net interest income for the nine months ended September 30, 2000 increased $1.6 million or 3.8%, to $41.3 million from the 1999 period. The annualized average yield on interest-earning assets increased from 7.06% to 7.65% when comparing the 1999 and 2000 periods. The annualized average cost of interest-bearing liabilities increased from 4.67% to 5.02%. This resulted in an annualized average net interest rate spread of 2.63% for the nine months ended September 30, 2000 compared to 2.39% for the prior year's period. Both the average balances of interest-earning assets and interest-bearing liabilities decreased during the nine months ended September 30, 2000 compared to the 1999 period.

Provision for Loan Losses

  A provision of $1.6 million for loan losses was recorded during the nine months ended September 30, 2000. The increase in the provision recognizes the increase in non-performing loans and the change in the loan portfolio mix reflecting the increased concentration of multi-family, commercial and construction loans. By the nature of these loans, their size and complexity, they add an inherent element of risk to the portfolio, which was not there when the Bank was primarily a single-family lender. The allowance for loan losses represents 0.48% of total loans receivable at September 30, 2000. The amount of non-performing loans at September 30, 2000, was $6.0 million, or 0.40% of total loans, compared to $4.0 million or 0.30% of total loans at September 30, 1999.

Noninterest Income

  Total noninterest income for the nine months ended September 30, 2000 was $5.0 million. The nine months ended September 30, 2000 included losses on sales of mortgage-backed and investment securities available for sale of $6.0 million.
As previously mentioned, the Company sold securities concurrently with the auction of FHLB advances as part of a de-leveraging strategy. The gain on the sale of the FHLB advances is shown as an extraordinary item-gain on early extinguishment of debt of $5.7 million, net of tax. Other fees and commissions decreased $8.4 million, primarily due to a decrease in loan origination fees contributed by Liberty Home Mortgage. The national market demand for home mortgage loans changed dramatically from the beginning of 1999 due to increasing mortgage rates. During the nine months ended September 30, 1999, mortgages totaling $600 million were sold, compared to $89.8 million sold in the current nine months. The current nine months income from real estate operations of $4.5 million included a $1.5 million gain from the sale of a real estate investment by one of the Bank's subsidiaries. Other income for the nine months ended September 30, 1999, included a gain on the sale of Liberty Financial Services Inc.'s insurance book of business of $250,000. The current nine months includes a write-down in value of an equity investment of $112,000, reflecting an other than temporary impairment in the value of the investment.

Noninterest Expense

  Noninterest expense for the nine months ended September 30, 2000 totaled $32 million, a decrease of $5.9 million, or 15.6% from the prior year's period. The largest component of noninterest expense, compensation and benefits, decreased $5.0 million, primarily due to the decrease in commissions paid related to the origination, sale and delivery of loans by Liberty Home Mortgage. Other noninterest expense decreased $1.2 million from the 1999 period primarily due to the decrease in loan costs associated with the origination, sale and delivery of loans by Liberty Home Mortgage.

Income Tax Provision

  The provision for income taxes for the nine months ended September 30, 2000 was $4.0 million. The effective tax rate for the nine months was 32.9% compared to 32.2% for the 1999 period.

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

               Not Applicable.

Item 5.  Other Information

               Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Exhibit No. 11 Statement re: Computation of Per Share
                    Earnings

                                                                           Three Months Ended September 30,
                                                                                 2000             1999
                                                                          ---------------------------------
Net income                                                                $      4,646,000        4,628,000
                                                                          ---------------------------------

Basic earnings per share-weighted average shares                                 9,267,532       10,846,200

Effect of dilutive securities-stock options                                        368,361          526,087
                                                                          ---------------------------------

Diluted earnings per share-adjusted weighted average shares                      9,635,893       11,372,287
                                                                          ---------------------------------

Basic earnings per share                                                  $           0.50             0.43
                                                                          ---------------------------------

Diluted earnings per share                                                $           0.48             0.41
                                                                          ---------------------------------

                                                                             Nine Months Ended September 30,
                                                                                  2000                 1999
                                                                          -------------------------------------
Net income                                                                $     14,369,000           13,736,000
                                                                          -------------------------------------

Basic earnings per share-weighted average shares                                 9,589,485           11,092,453

Effect of dilutive securities-stock options                                        374,034              522,981
                                                                          -------------------------------------

Diluted earnings per share-adjusted weighted average shares                      9,963,519           11,615,434
                                                                          -------------------------------------

Basic earnings per share                                                  $           1.50                 1.24
                                                                          -------------------------------------

Diluted earnings per share                                                $           1.44                 1.18
                                                                          -------------------------------------

               (b)  Reports on Form 8-K.

                    None

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Alliance Bancorp




Dated:   November 7, 2000                  /s/ Kenne P. Bristol
         ------------------------          -----------------------------------

                                               Kenne P. Bristol
                                               President and
                                               Chief Executive Officer




Dated:   November 7, 2000                  /s/ Richard A. Hojnicki
         ------------------------              -------------------------------

                                               Richard A. Hojnicki
                                               Executive Vice President and
                                               Chief Financial Officer