Form 10-K405
period 2000-12-31
ALLIANCE BANCORP
filed 2001-03-07
CIK 885638

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

             Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the year ended December 31, 2000             Commission File No.: 0-20082


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

      Registrant's telephone number, including area code: (630) 323-1776
                       ________________________________

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock par value $0.01 per share
                               (Title of class)
                       ________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $218,882,278 and is based upon the last sales price as quoted on NASDAQ for March 5, 2001.

     The Registrant had 9,272,703 shares of common stock outstanding as of March 5, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III-Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

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

     Liberty Home Mortgage (formerly known as Preferred Mortgage Associates, Ltd.), established in 1987, was purchased by the Company on May 31, 1995. Liberty Home Mortgage brokers loans for separate lenders locally and nationwide, including the Bank. Liberty Home Mortgage has two mortgage origination offices including its headquarters in Lombard, Illinois. The origination of mortgage loans is highly dependent on market conditions, and therefore fluctuations occur in the net operating revenues contributed by Liberty Home Mortgage.

     The Bank's earnings are also affected by noninterest income, including income related to loan origination fees contributed by Liberty Home Mortgage and the noncredit consumer related financial services offered by the Bank, such as net commissions received by the Bank from securities brokerage services, loan servicing income, fee income on transaction accounts, and interchange fees from its shared ATMs. The Bank's noninterest income has also been affected by gains from the sale of various assets, including loans, mortgage-backed securities, investment securities, and real estate. Noninterest expense consists principally of employee compensation and benefits, occupancy expense, federal deposit insurance premiums, and other general and administrative expenses of the Bank and Liberty Home Mortgage.

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

     On January 22, 2001, the Company entered into a definitive agreement with Charter One Financial, Inc. under which Alliance Bancorp would be merged into Charter One. Charter One is one of the 30 largest bank holding companies in the country with over $33 billion in assets and approximately 420 branch office locations in Ohio, Michigan, New York, Illinois, Massachusetts and Vermont. Terms of the agreement call for each share of Alliance common stock to be exchanged for $5.25 in cash and .72 shares of Charter One stock. The transaction has been approved by the boards of directors of both companies and is subject to approval by the Office of Thrift Supervision, the Federal Reserve Board, and Alliances' shareholders. The transaction will be accounted for as a purchase and is expected to be completed early in the third quarter of 2001.

Market Area and Competition

     The Bank's deposit gathering and lending areas include Chicago; north, west and southwestern Cook County; and DuPage County in Illinois, where the Bank's offices are located. The Bank currently operates out of nineteen full service locations. The Bank's home office is located in Hinsdale, Illinois. Management believes that all of its offices are located in communities that can generally be characterized as stable residential neighborhoods of predominantly one and two family residences. Liberty Home Mortgage's market area includes the entire Chicago Metropolitan area.

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

Lending Activities

General

     The Company's loan portfolio, which totaled $1.5 billion at December 31, 2000, consists primarily of first mortgage loans secured by one-to four-family residences. However, the composition of the loan portfolio has changed in recent years as a result of an emphasis on originating multi-family loans, construction loans, commercial real estate loans, home equity lines of credit and indirect auto lending in attempt to improve the overall yield on the portfolio. At December 31, 2000, 39% of total loans receivable consisted of one-to four-family residential loans. This compares to 49% of total loans receivable consisting of one-to four-family residential loans at December 31, 1999. The remaining portfolio at December 31, 2000, consisted of 13% of multi-family residential loans, 10% of commercial real estate loans, 19% of construction and land loans, 3% of commercial leases, 7% of home equity lines of credit, and 9% of commercial business loans and consumer loans consisting of home equity loans, student loans, personal loans and automobile loans.

     All mortgage loans are reviewed by the Board of Directors, and all loans in excess of $1,000,000 are individually reviewed by the Board of Directors prior to issuance of a commitment. All loans between $300,000 and $1,000,000 require review and approval by the Senior Management Credit Review Committee.

     At December 31, 2000, approximately 29% of the loan portfolio consists of loans with an initial balance of $1 million or greater. As previously stated, these loans are individually reviewed and approved by the Board of Directors. The loans are primarily secured by commercial or multi-family real estate and the majority of the loans have been originated or purchased as participations during the past 18 months. On occasion, the Bank will sell participations in these loans as a means of controlling credit risk or exposure to any one borrower as it relates to regulatory limits. In addition, the Bank on a quarterly basis performs an asset classification review of all loans, specifically those $1 million or greater. The Bank's loan portfolio primarily consists of loans within the Bank's market area.

One-to Four-Family Mortgage Loans

     The Bank offers a variety of first mortgage loans secured by one-to four-family, primarily owner-occupied, residences, including townhouse and condominium units, located within the Bank's lending area. Fixed-rate and adjustable-rate conforming mortgage loans originated or purchased by the Bank maybe held in the portfolio or sold into the secondary market. The Bank originates or purchases one-to four-family residential mortgage loans in amounts up to 97% of the appraised value of the secured property. In cases where the loan to value ratio exceeds 80%, the Bank requires private mortgage insurance on the loan. The Bank generally follows Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines for all one-to four-family residential mortgage loans. The Bank's primary source of loan originations is through Liberty Home Mortgage. Liberty Home Mortgage operates out of two locations in the Chicago area as well as through the Bank's retail offices. Liberty Home Mortgage's loan origination staff are commission based employees. They obtain loan referrals from realtors, builders, past customers, as well as through mass media marketing. The Bank will only purchase residential first mortgage loans that meet the Bank's underwriting standards, which generally follow FNMA and FHLMC guidelines. For the year ended December 31, 2000, one-to four-family mortgage loan originations and purchases totaled $170 million.

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

Mortgage Banking Program

     The mortgage banking activities of Liberty Home Mortgage consist of originating mortgage loans for correspondent lenders, including the Bank. Liberty Home Mortgage presents loan applications to these lenders to be underwritten and accepted by issuing a funding commitment. The loans are closed in the name of Liberty Home Mortgage, utilizing warehouse loans to provide funding. Upon payment by the correspondent lenders for the funded loan and a servicing fee, the loan is transferred and the warehouse loan is repaid.

     The mortgage banking activities of the Bank are performed in conjunction with the origination and purchase of conforming fixed-rate mortgage loans which may be securitized through FNMA for sale into the secondary market or sold to FNMA as whole loans for cash, generally with servicing retained. The servicing fee income is generally .25% of the total loan balances serviced.

Multi-Family and Commercial Real Estate Lending

     At December 31, 2000, multi-family loans represent 13% of total loans receivable. Multi-family residential mortgage loans are offered under the Bank's ARM or balloon programs with various initial rate periods. Multi-family owner-occupied residential mortgage loans are made for terms to maturity of up to 30 years, carry a loan-to-value ratio of approximately 80% and require a positive net operating income to debt service ratio. Loans secured by multi-family properties are qualified on the basis of rental income generated by the property. Commercial real estate loans include loans secured by retail stores, office buildings, office/warehouse, mixed use properties, and other non-residential properties. At December 31, 2000, commercial real estate loans represent 10% of total loans receivable. Commercial real estate and non owner-occupied multi-family residential loans are underwritten based on cash flows on both a current and an as-projected basis and, in general, require a positive debt ratio coverage of 1.00 to 1.15. In most instances, the Bank obtains a guarantee from the borrower/developer. The management skills of the borrower are analyzed as part of the underwriting review process.

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

Construction Lending

     At December 31, 2000, construction loans represent 19% of total loans receivable. The Bank has a residential construction loan program which combines the construction loan and the mortgage loan in one closing. The Bank also handles inspections for the customer and offers single or multiple payout options. At December 31, 2000, residential construction loans represent 9% of total construction loans. The remainder of the construction loan portfolio at December 31, 2000 represents construction loans for non-residential and multi-family purposes. The Bank makes loans on unimproved vacant property and for the purpose of land acquisition and development when the borrower is expected to commence construction within 18 months. Multi-family construction loans represent 60% of the construction portfolio at December 31, 2000. Non-residential construction loans represent 31% of the construction portfolio at December 31, 2000. Non-residential real estate and multi-family residential construction loans are underwritten based on cash flows on an as-projected basis and, in general, require a positive debt ratio coverage of 1.00 to 1.15. In most instances, the Bank obtains a guarantee from the borrower/developer. The management skills of the borrower are also analyzed as part of the underwriting review process.

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

     The Bank expanded its automobile lending to include indirect dealer financing in 1998 by hiring a qualified staff of professionals experienced in automobile dealer financing. At December 31, 2000, the balance of the indirect auto portfolio was $138.7 million.

     The Bank also offers other types of consumer loans, including overdraft protection and student loans. Existing checking account customers at the Bank can qualify for up to $2,400 overdraft protection. The Bank offers student loans under the Illinois Guaranty Loan Program ("IGLP"). These loans are made to students in amounts up to a maximum of $5,500 per year to undergraduates and $8,500 per year to graduate students.

     Short-term, fully collateralized loans are also extended to customers. These loans generally have a variable interest rate tied to the prime rate, as published in the Wall Street Journal, for 90 - 360 day terms and are secured by collateral including stocks, bonds, real estate, or deposit accounts at the Bank.

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

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.


                                                                 At December 31,                                   At September 30,
                                 -------------------------------------------------------------------------------   -----------------
                                        2000               1999                 1998                 1997                1996
                                 ------------------   ----------------   ------------------   ------------------   -----------------

                                            Percent           Percent               Percent             Percent              Percent
                                                 of                of                   of                   of                   of
                                    Amount    Total    Amount   Total      Amount    Total     Amount     Total     Amount     Total
                                 ------------------   ----------------   ------------------   ------------------   -----------------
                                                                       (Dollars in thousands)
Mortgage loans:
   One-to four-family            $  656,413    38.76%   723,311  49.39     856,343    62.36     857,409   68.50    652,572    75.27
   Multi-family                     227,601    13.44    172,614  11.79     165,628    12.06     125,392   10.02     75,721     8.74
   Commercial real estate           163,492     9.65    140,480   9.59     112,826     8.22      83,381    6.66     45,995     5.31
   Land                               6,858     0.40      2,766   0.19       2,167     0.16      11,612    0.93     13,137     1.52
   Construction:
     One-to four-family              28,398     1.68     21,699   1.48      24,447     1.78      11,888    0.95     17,673     2.04
     Multi-family                   192,964    11.39     80,898   5.52      23,086     1.68      16,049    1.28      1,154     0.13
     Commercial real estate          99,350     5.87     71,269   4.87       9,416     0.69       8,381    0.67          -        -
                                 -------------------  ----------------   ---------   ------   ---------  ------    -------   ------
     Total mortgage loans         1,375,076    81.19  1,213,037  82.83   1,193,913    86.95   1,114,112   89.01    806,252    93.01
Other loans:
   Commercial leases                 46,407     2.74     20,846   1.42      24,243     1.77      35,502    2.84          -        -
   Home equity lines of credit      113,311     6.69    100,077   6.83      92,266     6.72      89,871    7.18     55,464     6.40
   Automobile loans                 138,664     8.19    115,004   7.85      49,355     3.59         945    0.08        490     0.06
   Commercial business loans          4,571     0.27      4,163   0.28       4,325     0.31       4,286    0.34        478     0.06
   Consumer loans                    15,638     0.92     11,517   0.79       9,098     0.66       6,986    0.55      4,139     0.47
                                 -------------------  ----------------   ---------   ------   ---------  ------    -------  -------
     Total loans receivable       1,693,667   100.00% 1,464,644 100.00   1,373,200   100.00   1,251,702  100.00    866,823   100.00
                                              ------            ------               ------              ------             -------

Add (deduct):
   Loans in process:
     One-to four-family              (9,647)             (8,441)           (12,645)              (4,350)           (11,240)
     Multi-family                  (125,534)            (50,642)           (19,036)              (9,727)                 -
     Commercial real estate         (24,261)            (36,643)            (1,934)              (5,464)                 -
     Premiums and deferred loan
       costs (fees), net               (653)                379                166                  262             (1,039)
   Allowance for loan losses         (7,276)             (6,031)            (6,350)              (6,170)            (3,163)
                                 ----------           ---------          ---------            ---------            -------
   Loans receivable, net         $1,526,296           1,363,266          1,333,401            1,226,253            851,381
                                 ----------           ---------          ---------            ---------            -------

     The following table sets forth the Company's loan originations and loan purchases, sales and principal repayments for the periods indicated:

                                                                            Year Ended December 31,
                                                              --------------------------------------------------
                                                                      2000             1999              1998
                                                              --------------------------------------------------
                                                                               (In thousands)
Total loans receivable:
   At beginning of period                                     $  1,464,644        1,373,200         1,251,702
   Mortgage loans originated:
     One-to four-family                                            160,120          634,713         1,040,827
     Multi-family                                                   84,574           57,476            74,551
     Commercial real estate                                         31,189           48,236            38,762
     Land                                                            7,614            2,599             4,167
     Construction:
       One-to four-family                                           25,814           23,827            24,538
       Multi-family                                                114,699           31,128            21,853
       Commercial real estate                                       28,740            9,315             2,115
                                                              --------------------------------------------------
       Total mortgage loans originated                             452,750          807,294         1,206,813
   Mortgage loans purchased:
     One-to four-family                                             10,204            4,492             1,715
     Multi-family                                                        -              771             1,232
     Commercial real estate                                          4,000                -                 -
     Land                                                            1,100                -                 -
     Construction:
       One-to four-family                                              800              801                 -
       Multi-family                                                 40,458           37,591                 -
       Commercial real estate                                        5,354           65,133                 -
                                                              --------------------------------------------------
       Total mortgage loans purchased                               61,916          108,788             2,947
   Other loans:
     Commercial leases                                              44,379           12,981            11,473
     Home equity lines of credit, net                               13,234            7,811             2,395
     Automobile loans                                               79,832           99,795            56,973
     Commercial business loans                                       1,016              550               304
     Consumer loans                                                  9,672            7,265             8,203
                                                              --------------------------------------------------
       Total loans originated and purchased                        662,799        1,044,484         1,289,108

   Transfer of mortgage loans to foreclosed real estate               (997)            (718)           (1,420)
   Principal repayments                                           (276,787)        (306,661)         (376,761)
   Sales of loans                                                 (155,992)        (645,661)         (789,429)
                                                              --------------------------------------------------
   At end of period                                           $  1,693,667        1,464,644         1,373,200
                                                              --------------------------------------------------

Loan Maturity and Repricing

     The following table shows the scheduled principal amortization of the Company's mortgage loan portfolio at December 31, 2000. Loans that have adjustable rates are amortized using the current interest rate. The table does not include prepayments.

                                                            At December 31, 2000
                                 --------------------------------------------------------------------------
                                     One-to                                                        Total
                                      Four-           Multi-      Commercial     Land and          Loans
                                     Family           Family     Real Estate   Construction     Receivable
                                 -------------    ------------  ------------- --------------   ------------
                                                               (In thousands)
Mortgage loans:
Amounts due:
   Within one year                 $  23,742           9,273        11,113        132,798         176,926
   After one year:
     One to five years                98,722         117,265        91,800        192,342         500,129
     Over five years                 521,175         101,063        60,579          2,430         685,247
                                   ---------        --------     ---------     ----------     -----------
Total due after one year             619,897         218,328       152,379        194,772       1,185,376
                                   ---------        --------     ---------     ----------     -----------
Total mortgage loans held
   for investment                  $ 643,639         227,601       163,492        327,570       1,362,302
                                   ---------        --------     ---------     ----------
Mortgage loans held for sale                                                                       12,774
Home equity lines of credit                                                                       113,311
Automobile loans                                                                                  138,664
Commercial leases                                                                                  46,407
Commercial business loans                                                                           4,571
Consumer loans                                                                                     15,638
                                                                                              -----------
Total loans receivable                                                                          1,693,667

Add (deduct):
Loans in process                                                                                 (159,442)
Premiums and deferred loan costs (fees), net                                                         (653)
Allowance for loan losses                                                                          (7,276)
                                                                                              -----------
Loans receivable, net                                                                         $ 1,526,296
                                                                                              -----------

     The following table sets forth, at December 31, 2000, the dollar amount of mortgage loans due after December 31, 2001, and indicates whether such loans have fixed interest rates or adjustable interest rates.

                                                           Due after December 31, 2001
                                              -----------------------------------------------------
                                                  Fixed         Adjustable                Total
                                              ------------    ---------------       ---------------
                                                                 (In thousands)
One-to four-family                            $ 379,861            240,036              619,897
Multi-family                                    173,796             44,532              218,328
Commercial real estate                          116,209             36,170              152,379
Construction and land                               387            194,385              194,772
                                              ---------           --------          -----------
Total mortgage loans                          $ 670,253            515,123            1,185,376
                                              ---------           --------          -----------

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

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" for impaired loans. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Of the remaining loans, which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at December 31, 2000 nor during the year ended December 31, 2000, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

     It is the policy of the Bank to discontinue the accrual of interest on any loan that is 90 days or more past due. The Bank historically has not incurred any significant losses on one-to four-family residential mortgage loans and typically has not incurred losses on the disposition of foreclosed one-to four-family residential properties.

     Set forth below is certain information regarding delinquent loans at December 31, 2000, 1999 and 1998.

                                              At December 31, 2000                        At December 31, 1999
                                 -----------------------------------------------------------------------------------------
                                      60-89 Days          90 Days or More           60-89 Days          90 Days or More
                                 --------------------   ---------------------  --------------------  --------------------
                                   Number   Principal     Number    Principal   Number    Principal    Number   Principal
                                       of     Balance         of      Balance       of      Balance        of     Balance
                                    Loans    of Loans      Loans     of Loans    Loans     of Loans     Loans    of Loans
                                 --------  ----------   --------   ----------  -------   ----------  --------  ----------
                                            (Dollars in thousands)                        (Dollars in thousands)
One-to four-family                     46  $    3,407         53   $    2,326       22   $    1,851        71   $   3,701
Multi-family                            -           -          1          377        1          113         -           -
Commercial leases                       3         306          -            -        -            -         -           -
Commercial loans                        -           -          2          657        2          486         3         189
Home equity lines of credit             2         103          7          258        -            -         4         212
Consumer loans                         30         428         52          714       23          331        30         439
                                 --------  ---------- ----------   ----------  -------   ----------  --------   ---------
   Total loans                         81  $    4,244        115   $    4,332       48   $    2,781       108   $   4,541
                                 --------  ---------- ----------   ----------  -------   ----------  --------   ---------
Delinquent loans to total loans                  0.28  %                 0.28                  0.20                  0.33
                                           ----------              ----------            ----------             ---------

                                            At December 31, 1998
                                -----------------------------------------
                                    60-89 Days           90 Days or More
                                -----------------------------------------
                                Number   Principal   Number     Principal
                                    of     Balance       of       Balance
                                 Loans    of Loans    Loans      of Loans
                                ------   ---------   ------      --------
                                         (Dollars in thousands)
One-to four-family                  14     $ 2,018       42      $  3,117
Commercial leases                    3         132        -             -
Home equity lines of credit          2          92        5            84
Consumer loans                       6          50        6            81
                                ------     -------   ------      --------
   Total loans                      25     $ 2,292       53      $  3,282
                                ------     -------   ------      --------
Delinquent loans to total loans               0.17%                  0.25
                                            ------               --------

     The following table sets forth information as to non-accrual loans as well as to other non-performing assets, at the dates indicated. The Bank discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed.

                                                                         December 31,                         Sept. 30,
                                                     ----------------------------------------------------
                                                          2000          1999         1998          1997          1996
                                                     -----------   -----------   -----------   -----------   -----------
                                                                           (Dollars in thousands)
Non-accrual mortgage loans
   90 days or more past due                          $  2,703         3,701         3,117         3,576         1,743
Non-accrual commercial loans
   90 days or more past due                               657           189             -             8             -
Non-accrual consumer loans
   90 days or more past due                               972           651           165           109             -
                                                     -----------   -----------   -----------   -----------   -----------
     Total non-performing loans                         4,332         4,541         3,282         3,693         1,743
Total foreclosed real estate                              378           241           514           634           324
                                                     -----------   -----------   -----------   -----------   -----------
     Total non-performing assets                     $  4,710         4,782         3,796         4,327         2,067
                                                     -----------   -----------   -----------   -----------   -----------

Total non-performing loans to
   total loans                                           0.28   %      0.33          0.25          0.30          0.20
                                                     -----------   -----------   -----------   -----------   -----------

Total non-performing assets to
   total assets                                          0.23   %      0.24          0.19          0.25          0.20
                                                     -----------   -----------   -----------   -----------   -----------

     For the years ended December 31, 2000, 1999 and 1998, the interest that would have been included in income if the non-performing loans had been current in accordance with their terms, was $302,819, $278,967 and $140,118, respectively. During the same periods, interest recorded on non-performing loans totaled $224,038, $170,588 and $158,547, respectively.

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

     As of December 31, 2000, the Bank had total classified assets of $3.7 million, of which $3.3 million were classified "substandard," and $400,000 were classified as "doubtful". The assets so classified consisted of auto loans, mortgage and consumer loans and foreclosed single family residential loans (real estate owned).

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

                                                                                For The Year Ended
                                                          ----------------------------------------------------------
                                                                     December 31,                        Sept. 30,
                                                          ----------------------------------------------
                                                               2000       1999        1998       1997        1996
                                                          ----------------------------------------------------------
                                                                          (Dollars in thousands)
Balance at beginning of year                            $      6,031      6,350       6,170      3,023       3,343
Balance acquired in merger                                         -          -           -      3,203           -
Provision for loan losses                                      1,800        200         262         24          74
Charge-offs:
 Mortgage loans:
  One-to four-family                                             (68)      (270)       (110)       (52)        (27)
  Commercial real estate                                           -          -           -          -         (71)
 Consumer loans:
  Credit cards                                                     -          -           -          -        (166)
  Automobile loans                                              (546)      (294)        (34)       (10)         (9)
  Other                                                           (9)        (3)        (10)       (36)          -
Recoveries:
 Mortgage loans:
  One-to four-family                                              11         24          50          -           -
 Consumer loans:
  Credit cards                                                     -          2           6         10          17
  Automobile loans                                                57         21           5          8           2
  Other                                                            -          1          11          -           -
                                                        ----------------------------------------------------------
Balance at end of year                                  $      7,276      6,031       6,350      6,170       3,163
                                                        ----------------------------------------------------------

Ratio of charge-offs during the year to average
 loans outstanding during the year                              0.04%      0.04        0.01       0.01        0.03
Ratio of allowance for loan losses to net
 loans receivable at end of year                                0.48%      0.44        0.48       0.50        0.37
Ratio of allowance for loan losses to non-
 performing loans at end of year                              167.96%    132.81      193.48     167.07      181.47

     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

                                  December 31, 2000              December 31, 1999             December 31, 1998
                             ----------------------------   ---------------------------     ---------------------------
                                            % of Loans in                 % of Loans in                  % of Loans in
                                        Category to Total             Category to Total              Category to Total
                               Amount   Outstanding Loans    Amount   Outstanding Loans     Amount   Outstanding Loans
                             --------  ------------------   -------   -----------------     -------  ------------------
                                                               (Dollars in thousands)
Mortgage loans:
  One-to four-family         $ 1,709          38.76 %       $2,021          49.39 %        $2,217         62.36 %
  Multi-family                   446          13.44            305          11.79             367         12.06
  Commercial real estate         364           9.65            252           9.59             245          8.22
  Construction                   629          18.94             34          11.87               -          4.15
  Land                             -           0.40              -           0.19               -          0.16
Other loans:
  Commercial leases               91           2.74             37           1.42              66          1.77
  Home equity lines of credit    257           6.69            209           6.83             214          6.72
  Commercial business              -           0.27              -           0.28               -          0.31
  Consumer loans               1,525           9.11            722           8.64             301          4.25
Unallocated                    2,255              -          2,451              -           2,940             -
                             -------        -------         ------         ------          ------        ------
Total allowance for loan
 losses                      $ 7,276         100.00 %       $6,031         100.00 %        $6,350        100.00 %
                             -------        -------         ------         ------          ------        ------

                                     December 31, 1997                       September 30, 1996
                             --------------------------------      ----------------------------------
                                                % of Loans in                          % of Loans in
                                            Category to Total                      Category to Total
                                  Amount    Outstanding Loans        Amount        Outstanding Loans
                             -------------  -----------------      --------        ------------------
                                                           (Dollars in thousands)
Mortgage loans:
  One-to four-family         $ 2,526             68.50 %            $   551              75.27 %
  Multi-family                   362             10.02                  675               8.74
  Commercial real estate         275              6.66                   75               5.31
  Construction                     -              2.90                    -               2.17
  Land                             -              0.93                    -               1.52
Other loans:
  Commercial leases              103              2.84                    -                  -
  Home equity lines of credit    207              7.18                    -               6.40
  Commercial business              -              0.34                    -               0.06
  Consumer loans                   -              0.63                    -               0.53
Unallocated                    2,697                 -                1,862                  -
                              ------            ------              -------             ------
Total allowance for loan
 losses                       $6,170            100.00 %            $ 3,163             100.00 %
                              ------            ------              -------             ------

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

     The following table sets forth certain information regarding the fair values of the Company's investment portfolios at the dates indicated:

                                                                                At December 31,
                                                              ---------------------------------------------------
                                                                    2000                1999                 1998
                                                              ----------          ----------           ----------
                                                                    Fair                Fair                 Fair
(In thousands)                                                     Value               Value                Value
-----------------------------------------------               ----------          ----------           ----------
Interest-bearing deposits:
Certificates of deposit                                       $        -                 107                  198
FHLB daily investment                                              7,998               7,206               63,075
Other daily investments                                           22,237               4,285                  529
                                                              ----------          ----------           ----------
Total interest-bearing deposits                               $   30,235              11,598               63,802
                                                              ----------          ----------           ----------

Investment securities available for sale:
United States government and agency obligations               $   47,712              61,946               58,833
Marketable equity securities                                         961               1,255                1,299
Other investment securities                                        3,175               1,293                1,384
                                                              ----------          ----------           ----------
Total investment securities available for sale                $   51,848              64,494               61,516
                                                              ----------          ----------           ----------

Mortgage-backed securities available for sale:
Federal Home Loan Mortgage Corporation                        $   12,364              14,580               24,543
Government National Mortgage Association                          37,828              52,428              109,282
Federal National Mortgage Association                             19,370              22,712               51,858
Collateralized mortgage obligations                              153,861             266,714              146,664
                                                              ----------          ----------           ----------
Total mortgage-backed securities available for sale           $  223,423             356,434              332,347
                                                              ----------          ----------           ----------

Investment securities held to maturity:
Corporate notes                                               $   20,309                   -                    -
                                                              ----------          ----------           ----------

Mortgage-backed securities held to maturity:
Collateralized mortgage obligations                           $   13,134                   -                    -
                                                              ----------          ----------           ----------

     The table below sets forth certain information regarding the maturities of the Company's investment portfolios at December 31, 2000.

                                                       At December 31, 2000
                                                  ------------------------------
                                                                       Weighted
                                                          Fair          Average
Investment Securities                                    Value            Yield
----------------------------------                ------------------------------
                                                      (Dollars in thousands)
Maturity Period:
One to five years                                    $     250            10.00%
Five to ten years                                       34,192             6.52
More than ten years                                     36,754             8.77
Marketable equity securities                               961             2.95
                                                     --------------------------
Total investment securities                          $  72,157             7.63%
                                                     --------------------------
Weighted average
 remaining years to maturity                                16
                                                     ---------



                                                       At December 31, 2000
                                                  ------------------------------
                                                                       Weighted
                                                          Fair          Average
Mortgage-Backed Securities                               Value            Yield
----------------------------------                ------------------------------
                                                      (Dollars in thousands)
Maturity Period:
Five to ten years                                    $       7             7.20%
More than ten years                                    236,550             7.02
                                                     --------------------------
Total mortgage-backed securities                     $ 236,557             7.02%
                                                     --------------------------
Weighted average
 remaining years to maturity                                27
                                                     ---------

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

     The following table presents the deposit activity of the Bank for the periods indicated:

                                                                         For The Year Ended December 31,
(In thousands)                                                            2000             1999              1998
------------------------------------------------------        ---------------------------------------------------
Deposits                                                      $      2,532,725        3,040,294         3,424,961
Withdrawals                                                         (2,554,479)      (3,143,741)       (3,486,074)
                                                              ---------------------------------------------------
Net withdrawals                                                        (21,754)        (103,447)          (61,113)
Interest credited on deposits                                           54,894           47,601            53,490
                                                              ---------------------------------------------------
Total increase (decrease) in deposits                         $         33,140          (55,846)           (7,623)
                                                              ---------------------------------------------------

     At December 31, 2000, the Bank had outstanding $153.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                       Amount
                                                 ------------------
                                                   (In thousands)
Maturity Period
------------------------------
Three months or less                             $           53,955
Over three through six months                                36,194
Over six through twelve months                               48,133
Over twelve months                                           14,772
                                                 ------------------
   Total                                         $          153,054
                                                 ------------------

     The following table sets forth the distribution of the Bank's average deposit accounts and the average interest rates paid on each category of deposits presented for the years indicated:

                                                                             For The Year Ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                                2000                              1999                             1998
                                   -------------------------------------------------------------------------------------------------

                                                          Average                          Average                          Average
                                             Percent     Interest               Percent   Interest               Percent   Interest
                                   Average   of Total      Rate       Average   of Total    Rate        Average  of Total    Rate
                                   Balance   Deposits      Paid       Balance   Deposits    Paid        Balance  Deposits    Paid
                                   -------------------------------  ------------------------------   -----------------------------
                                                                        (Dollars in thousands)

Demand accounts:
NOW noninterest-bearing         $    56,740    4.53  %        -  %      62,375     4.98         -        58,607     4.45         -
NOW interest-bearing                 65,289    5.21        0.93         62,941     5.03      0.98        64,991     4.94      0.96
Savings                             210,907   16.83        2.46        207,466    16.58      2.34       182,707    13.88      2.83
Money market                         76,867    6.13        3.24         85,097     6.80      3.24       104,009     7.90      3.24
                                -------------------                  ------------------               ------------------

Total                               409,803   32.70        2.02        417,879    33.39      1.97       410,314    31.17      2.23
                                -------------------                  ------------------               ------------------

Certificate accounts:
Three months plus                    10,565    0.84        4.28         17,520     1.40      4.20        15,202     1.15      4.76
Six months plus                     143,948   11.48        5.42        292,043    23.34      4.90       352,960    26.81      5.50
One year plus                       493,496   39.37        5.95        250,639    20.03      5.38       202,843    15.41      5.58
Two year plus                        34,394    2.74        5.08         56,331     4.50      5.52        75,521     5.74      5.70
Three year plus                      15,424    1.23        5.56         21,647     1.73      5.97        24,808     1.88      5.92
Four year plus                        1,311    0.10        5.29          3,852     0.31      5.75        10,783     0.82      6.02
Five year plus                       47,911    3.82        5.97         82,351     6.58      6.34        97,497     7.40      6.14
Jumbo                                71,312    5.69        6.40         70,030     5.60      5.49        76,912     5.84      5.80
Retirement and other                 25,492    2.03        4.83         39,052     3.12      5.20        49,754     3.78      5.60
                                -------------------                  ------------------               ------------------

Total                               843,853   67.30        5.80        833,465    66.61      5.31       906,280    68.83      5.64
                                -------------------                  ------------------               ------------------

Total deposits                  $ 1,253,656  100.00  %     4.57  %   1,251,344   100.00      4.19     1,316,594   100.00      4.58
                                -------------------                  ------------------               ------------------

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at December 31, 2000, 1999 and 1998 and the periods to maturity of the certificate accounts outstanding at December 31, 2000.

                                                                                Period to Maturity
                                   At December 31,                            from December 31, 2000
                        --------------------------------------  ---------------------------------------------------
                                                                    Within         One to
(In thousands)               2000          1999         1998      One Year    Three Years   Thereafter       Total
---------------------   -----------   -----------   ----------  -----------  -------------  -----------  ----------
Certificate accounts:
   5.99% or less        $   331,258       766,086      762,469      286,022         40,303        4,933     331,258
   6.00% to 6.99%           447,381        47,215       93,271      286,216        154,219        6,946     447,381
   7.00% to 7.99%            86,301        22,500       21,844       36,493         44,634        5,174      86,301
   8.00% to 8.99%                13            12           13            -             13            -          13
                        -----------   -----------   ----------  -----------  -------------  -----------  ----------
     Total              $   864,953       835,813      877,597      608,731        239,169       17,053     864,953
                        ===========   ===========   ==========  ===========  =============  ===========  ==========



Borrowings

     Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB-Chicago.

     The Bank obtains advances from the FHLB-Chicago upon the security of its capital stock in the FHLB-Chicago and certain of its mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Chicago will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB-Chicago. The maximum amount of FHLB-Chicago advances to a member institution generally is reduced by borrowings from any other source. At December 31, 2000, the Bank's FHLB-Chicago advances totaled $546.1 million.

     In the first quarter of 2000, the Bank auctioned $125 million of FHLB advances, recognizing a pre-tax gain of $8.8 million on the sale. This was reported as a $5.7 million "Extraordinary Item-Gain on Early Extinguishment of Debt, net of tax", of $0.58 per diluted share. Concurrently in the first quarter of 2000, the Bank sold $122 million of investment and mortgage-backed securities, held as available for sale, recognizing losses of $6.3 million. The gain on these combined "de-leveraging" transactions, net of fees was $1.4 million.

     The following table sets forth certain information regarding borrowings and collateralized mortgage obligations at or for the dates indicated:

                                                                    At Or For The Year Ended December 31,
                                                              ----------------------------------------------------
                                                                       2000               1999              1998
                                                              -------------------  --------------     ------------
                                                                             (Dollars in thousands)
FHLB-Chicago advances:
   Average balance outstanding                                   $  487,449            498,808            430,351
   Maximum amount outstanding at any
     month-end during the year                                   $  550,608            542,650            500,200
   Balance outstanding at end of year                            $  546,116            538,150            464,450
   Weighted average interest rate during the year (1)                  6.06%              5.37               5.59
   Weighted average interest rate at end of year                       6.34%              5.38               5.36

Other borrowings:
   Average balance outstanding                                   $    1,754                  -                  -
   Maximum amount outstanding at any
     month-end during the year                                   $    7,500                  -                  -
   Balance outstanding at end of year                            $    4,000                  -                  -
   Weighted average interest rate during the year (1)                  8.40%                 -                  -
   Weighted average interest rate at end of year                       8.26%                 -                  -

Collateralized mortgage obligations:
   Average balance outstanding                                   $        -                  -                379
   Maximum amount outstanding at any
     month-end during the year                                   $        -                  -                771
   Balance outstanding at end of year                            $        -                  -                  -
   Weighted average interest rate during the year (1)                     -%                 -              11.61
   Weighted average interest rate at end of year                          -%                 -                  -

Securities sold under agreements to repurchase:

   Average balance outstanding                                   $        -              1,340              8,156
   Maximum amount outstanding at any
     month-end during the year                                   $        -              9,328              9,998
   Balance outstanding at end of year                            $        -                  -                  -
   Weighted average interest rate during the year (1)                     -%              5.03               6.22
   Weighted average interest rate at end of year                          -%                 -                  -

----------------------------------------------------------------------------------------------------------------------

(1) Computed on the basis of daily balances.

Subsidiaries

     The following is a description of the Company's subsidiaries.

     Liberty Financial Services, Inc., a wholly-owned subsidiary of the Bank, provides financial advice and securities brokerage services through INVEST Financial Corporation.

     Liberty Lincoln Service Corporation ("LLSC"), a wholly-owned subsidiary of the Bank, was acquired through the merger with Liberty Bancorp. This subsidiary owned a 17.47% ownership interest as a limited partner and a 0.18% ownership interest as a general partner in an Illinois limited partnership formed in 1987 for the purpose of (i) developing in the City of Evanston, Illinois, a public parking garage containing 602 parking spaces and (ii) developing, managing and operating a 190-unit luxury rental apartment building adjacent thereto. The parking garage was sold in 1989 to the City of Evanston, Illinois. During the year ended December 31, 2000, the ownership interest was sold, resulting in a pre tax gain of $1.6 million.

     Southwest Service Corporation ("SSC"), a wholly-owned subsidiary of the Bank, was acquired through the merger with Southwest Bancshares. This subsidiary is engaged in the acquisition of real estate and development into improved residential lots and lots to be used for construction of condominium buildings and townhomes through its investment in a real estate joint venture. At December 31, 2000, SSC has a total investment in Hartz-Southwest Partnership (the "Partnership") of $7.4 million. The Partnership is a joint venture partnership entered into between SSC and Hartz Construction Co., ("Hartz"), a builder/developer with whom SSC has had a successful and long-standing relationship. Each of the partners makes a 50% capital contribution in the form of cash to acquire and develop the Partnership's properties into sites primarily for single family residences, including townhomes and condominiums. Upon closing of the sale of a developed site, SSC receives a 50% share of the development profit and 25% of the gross profit upon completion of construction of the dwelling by Hartz. At December 31, 2000, three projects are under development:
Bramblewood Subdivision in Oak Forest, Illinois; Pepperwood Subdivision located in Orland Hills, Illinois; and Liberty Square located in Lombard, Illinois. Real estate income from these projects for the year ended December 31, 2000 totaled $1.6 million.

     Liberty Home Mortgage is a wholly-owned subsidiary of the Bank. Liberty Home Mortgage has two mortgage origination offices including its headquarters in Lombard, Illinois. Liberty Home Mortgage brokers loans for separate lenders locally and nationwide, including the Bank.

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

     Southwest Bancshares Development Corporation ("SBDC"), is a wholly-owned subsidiary of the Company acquired through the merger with Southwest Bancshares. SBDC was established for the purpose of investing in joint venture real estate projects. At December 31, 2000, SBDC has a total investment in HSW Partners, L.P. of $4.0 million. HSW Partners, L.P. is a joint venture partnership entered into between SBDC and Hartz Land Company, L.P. At December 31, 2000 two projects are under development: Courtyards of Ford City located in southwest Chicago; and Laraway Ridge Subdivision located in New Lenox, Illinois. Real estate income from these projects for the year ended December 31, 2000 totaled $692,000.

     Liberty Title Agency Inc., is a wholly-owned subsidiary of the Company established for the purpose of providing title examination and preparation of title commitments and policies.

     Liberty Lincoln Service Corporation II ("LLSCII"), is a wholly-owned subsidiary of the Company acquired through the merger with Liberty Bancorp. LLSCII was established for the purpose of investing in participations in land acquisition and development, and equity investments in real estate limited partnerships. The following is a summary of the real estate equity investments of LLSCII as of December 31, 2000:

     Prairie Trail Development Phase II:
         This project is located in Joliet, Illinois and is for the construction and sale of 80 single family homes. At December 31, 2000, LLSCII had a total investment of $660,000. There were 35 sales during 2000. Real estate income from this project totaled $1.4 million for the year ended December 31, 2000.

     Liberty Wexford LLC, a wholly owned subsidiary of LLSCII:
         Wexford Limited Partnership, a joint venture partnership with Kimball Hill, Inc. and Liberty Wexford LLC, was established for the sole purpose of developing two parcels of land located in unincorporated Cook County, Illinois for the construction and sale of 110 luxury single-family homes. At December 31, 2000, Liberty Wexford LLC has a total investment of $488,000. There were 50 sales during 2000. Real estate income from this project totaled $355,000 for the year ended December 31, 2000.

     Liberty Century LLC, a wholly owned subsidiary of LLSCII:
         Century Farms Limited Partnership, a joint venture partnership with Kimball Hill, Inc. and Liberty Century LLC, was established for the purpose of developing single-family homes in the Century Farms Subdivision located in Naperville, Illinois. Liberty Century LLC became a substitute limited partner effective December 1, 1998. During the year 2000, this project was completed. There were 24 sales during 2000. Real estate income from this project totaled $59,000 for the year ended December 31, 2000.

     Liberty Prairie Pointe LLC, a wholly owned subsidiary of LLSCII:
         Prairie Pointe Limited Partnership, a joint venture partnership with Kimball Hill, Inc. and Liberty Prairie Pointe LLC, was established for the purpose of developing 58 single-family homes and 38 condominiums in the Prairie Pointe Subdivision located in Streamwood, Illinois. During the year 2000, this project was completed. There were 21 sales during 2000. Real estate income from this project totaled $19,000 for the year ended December 31, 2000.

     Liberty Hunters Farm LLC, a wholly owned subsidiary of LLSCII:
         Hunters Farm Limited Partnership, a joint venture partnership with Kimball Hill, Inc. and Liberty Hunters Farm LLC, was established for the purpose of developing 81 single-family homes in the Hunters Farm Subdivision located in Fox River Grove, Illinois. At December 31, 2000, Liberty Hunters Farm LLC has a total investment of $1.8 million. There were 18 sales during 2000. Real estate income from this project totaled $300,000 for the year ended December 31, 2000.

     Liberty Indian Creek Club LLC, a wholly owned subsidiary of LLSCII:
         Indian Creek Club Limited Partnership, a joint venture partnership with Kimball Hill, Inc. and Liberty Indian Creek Club LLC, was established for the purpose of developing 53 single-family homes in the Indian Creek Subdivision located in Long Grove, Illinois. At December 31, 2000, Liberty Indian Creek Club LLC has a total investment of $1.7 million. There were six sales during 2000. No real estate income from this project was recorded for the year ended December 31, 2000.

     Liberty Deerpath LLC, a wholly-owned subsidiary of LLSCII:
         Deerpath III Limited Partnership, a joint venture partnership with Kimball Hill, Inc. and Liberty Deerpath LLC, was established for the purpose of developing 56 single-family homes in the Deerpath Subdivision located in Lake Villa, Illinois. At December 31, 2000, Liberty Deerpath LLC has a total investment of $1.3 million. There were five sales during 2000. No real estate income from this project was recorded for the year ended December 31, 2000.

Personnel

     As of December 31, 2000, the Company had 383 full-time employees and 107 part-time employees. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be excellent.

Forward-Looking Statements

     This report on Form 10-K, including the information incorporated by reference herein, contains forward- looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in; interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flow, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Management of Interest Rate Risk, Investment Securities, and Derivatives Activities

     The OTS issued Thrift Bulletin 13a ("TB 13a") effective December 1, 1998, which provides guidance to management and boards of directors of thrift institutions on the management of interest rate risk, including the management of investment and derivative activities. TB 13a replaces previous guidance and proposed regulations governing interest rate risk. In addition, TB 13a describes the framework examiners will use in assigning the "Sensitivity to Market Risk", or the "S" component to the CAMELS rating. OTS has established specific minimum guidelines for thrift institutions to observe in two areas of interest rate risk management. The first guideline concerns establishment and maintenance of board-approved limits on interest rate risk. The second, concerns institutions' ability to measure their risk level. A thrift institution's interest rate risk is measured by the decline in the net portfolio value ("NPV") of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. There are five levels in determining the level of interest rate risk: "minimal," "moderate," "significant," "high," and "imminent threat". An institution with a Post-shock NPV ratio below 4% and an interest rate sensitivity measure of: more than 200 basis points will ordinarily be characterized as having a "high" risk; 100 to 200 basis points "significant" risk; 0 to 100 basis points "moderate" risk. An institution with a Post-shock NPV ratio between 4% and 6% and an interest sensitivity measure of: more than 400 basis points will ordinarily be characterized as having "high" risk; 200 to 400 basis points "significant" risk; 100 to 200 basis points "moderate" risk; 0 to 100 basis points "minimal" risk. An institution with a Post-shock NPV ratio of between 6% and 10% and an interest rate sensitivity measure of: more than 400 basis points will ordinarily be characterized as having "significant" risk; 200 to 400 basis points "moderate" risk; less than 200 basis points "minimal" risk. An institution with a Post-shock NPV ratio of more than 10% and an interest rate sensitivity measure of: more than 400 basis points will ordinarily be characterized as having "moderate" risk; less than 400 basis points "minimal" risk. At December 31, 2000, the Bank would be characterized as having "moderate" risk.

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

Insurance of Deposit Accounts

     The Bank is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. The Bank paid no assessment fee for the year 2000.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1999, payments for Savings Association Insurance Fund members approximated 6.1 basis points, while Bank Insurance Fund members paid 1.2 basis points. Since January 1, 2000, there has been equal sharing of Financing Corporation payments between members of both insurance funds.

     The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The Bank's management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower

     Under HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2000, the Bank's limit on loans to one borrower was $22.9 million. At December 31, 2000, the Bank's largest aggregate outstanding balance of loans to any one borrower was $21.0 million.

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

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, the Bank maintained 90% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

Liquidity

     The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. The average liquidity ratio for the Bank for the quarter ended December 31, 2000 was 17.63% and exceeded the then applicable requirement of 4%.

Assessments

     Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessment paid by the Bank for the year ended December 31, 2000 totaled $299,377.

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

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank ("FHLB") of Chicago, which is one of the 12 regional FHLBs. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Chicago in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB) of outstanding FHLB advances. At December 31, 2000 the Bank had $29.5 million in FHLB of Chicago stock, which was in compliance with this requirement. FHLB advances must be secured by specific types of collateral and may be obtained primarily for the purpose of providing funds for residential housing finance.

     The FHLBs are required to provide funds to cover certain obligations on bonds issued to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2000, 1999, and 1998, dividends from the FHLB-Chicago to the Bank amounted to $2.1 million, $1.7 million and $1.5 million, respectively. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income might also be reduced.

Federal Reserve System

     Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW checking accounts). Reserves of 3% must be maintained against total transaction accounts of $42.8 million or less (after a $5.5 million exemption), and an initial reserve of 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. At December 31, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

Item 2.  Properties.

     The Company is located and conducts its business at the Bank's Main Office at One Grant Square, Hinsdale, Illinois, which the Bank leases. In addition to the Main Office, the Bank leases branch locations at: 4062 Southwest Highway, Hometown, Illinois; 9640 S. Pulaski Road, Oak Lawn, Illinois; 10270 S. Central Ave., Oak Lawn, Illinois; 2745 W. Maple Avenue, Lisle, Illinois; 6 S. Walker Avenue, Clarendon Hills, Illinois; 138 N. York Road, Elmhurst, Illinois; 936 N. Harlem Ave., Glenview, Illinois; 4147 N. Harlem Ave., Norridge, Illinois; and 6014 W. Dempster Street, Morton Grove, Illinois. The Bank owns branch offices located at: 5830 W. 35th Street, Cicero, Illinois; 9850 W. 159th Street, Orland Park, Illinois; 3525 W. 63rd Street, Chicago, Illinois; 810 S. Oak Park Avenue, Oak Park, Illinois; 6301 S. Cass Avenue, Westmont, Illinois; 115 High Street, West Chicago, Illinois; 7525 Madison Street, Forest Park, Illinois; 5700 N. Lincoln Ave., Chicago, Illinois; and 5650 N. Lincoln Ave., Chicago, Illinois. The Bank also owns the building, but leases the land at its branch at 1125 S. York Road, Bensenville, Illinois. Liberty Home Mortgage conducts its business through two office locations in the Chicago area. All offices are leased. See
Note 7 of the "Notes to Consolidated Financial Statements" for the net book value of the Company's premises and equipment and Note 11 for lease commitments.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Alliance Bancorp's common stock is traded on the National Association of Securities Dealer's Automated Quotation/National Market System (NASDAQ/NMS) under the symbol "ABCL." As of December 31, 2000, the Holding Company had approximately 870 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 9,243,575 outstanding shares of common stock. The table shows the reported high and low sale prices of the common stock during the years ended December 31, 2000 and 1999.

                                                        2000                                       1999
                                               High               Low                      High               Low
                                    ------------------------------------        ------------------------------------
         First quarter                   $    19.00             16.38                     20.88             17.75
         Second quarter                       17.69             15.00                     25.38             18.75
         Third quarter                        18.38             14.63                     23.50             19.63
         Fourth quarter                       23.25             17.25                     21.00             17.75

Item 6.  Selected Financial Data.

                                                                        December 31,                September 30,
                                                         -----------------------------------------------------------
                                                             2000       1999      1998       1997            1996
--------------------------------------------------------------------------------------------------------------------
Selected Operating Data:
Interest income                                        $  141,799    132,660   137,075    120,501          72,751
Interest expense                                           86,881     79,356    84,867     72,167          44,244
--------------------------------------------------------------------------------------------------------------------
Net interest income                                        54,918     53,304    52,208     48,334          28,507
Less provision for loan losses                              1,800        200       262         24              74
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        53,118     53,104    51,946     48,310          28,433
--------------------------------------------------------------------------------------------------------------------
Noninterest income:
Gain (loss) on sales of investment securities,
mortgage-backed
   securities and loans receivable                        (5,818)        302     2,178         23             456
Other                                                      15,358     21,735    22,683     17,039          13,978
--------------------------------------------------------------------------------------------------------------------
Total noninterest income                                    9,540     22,037    24,861     17,062          14,434
--------------------------------------------------------------------------------------------------------------------
Noninterest expense                                        42,295     48,752    51,838     42,543          35,098
--------------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item          20,363     26,389    24,969     22,829           7,769
Income tax expense                                          6,419      8,271     9,864      8,469           2,067
--------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                           13,944     18,118    15,105     14,360           5,702
Extraordinary item-gain on early extinguishment of
debt, net of tax expense                                    5,700          -         -          -               -
--------------------------------------------------------------------------------------------------------------------
Net income                                             $   19,644     18,118    15,105     14,360           5,702
--------------------------------------------------------------------------------------------------------------------

Basic earnings per share
Income before extraordinary item                       $     1.47       1.66      1.33       1.34            0.78
Extraordinary item, net of tax                               0.60          -         -          -               -
--------------------------------------------------------------------------------------------------------------------
Net income                                             $     2.07       1.66      1.33       1.34            0.78
--------------------------------------------------------------------------------------------------------------------

Diluted earnings per share
Income before extraordinary item                       $     1.41       1.59      1.26       1.26            0.75
Extraordinary item, net of tax                               0.58          -         -          -               -
--------------------------------------------------------------------------------------------------------------------
Net income                                             $     1.99       1.59      1.26       1.26            0.75
--------------------------------------------------------------------------------------------------------------------

Cash dividends declared per common share               $     0.56       0.56      0.50       0.47            0.29
--------------------------------------------------------------------------------------------------------------------

(continued)


(continued)                                                                  At December 31,                   At September 30,
                                                      -------------------------------------------------------------------------
(Dollars in thousands, except per share data)                  2000           1999         1998          1997          1996
-------------------------------------------------------------------------------------------------------------------------------
Selected Financial Data:
Total assets                                          $   2,022,670      1,962,308    1,982,496     1,722,825     1,033,232
Investment securities                                        71,253         64,494       61,516       133,447        55,991
Mortgage-backed securities                                  235,588        356,434      332,347       234,869        38,207
Loans receivable, net                                     1,526,296      1,363,266    1,333,401     1,226,253       851,381
Real estate                                                  19,675         20,796       20,185        12,361        10,210
Deposits                                                  1,275,338      1,242,198    1,298,044     1,305,667       732,906
Borrowed funds                                              550,116        538,150      464,450       207,381       184,107
Stockholders' equity                                        164,056        153,671      185,937       174,926        95,304
Book value per share                                  $       17.75          15.10        16.22         15.52         13.23
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    At Or For The Year Ended
                                                        -----------------------------------------------------------------------
                                                                               December 31,                       September 30,
                                                        -----------------------------------------------------------------------
(Dollars in thousands, except share amounts)                   2000           1999         1998          1997          1996
-------------------------------------------------------------------------------------------------------------------------------
Selected Financial Ratios And
   Other Data:
Average assets                                        $   1,929,735      1,961,458    1,975,089     1,675,789     1,034,781
Average interest-earning assets                           1,830,638      1,863,878    1,895,371     1,597,033       991,482
Average interest-bearing liabilities                      1,686,119      1,689,117    1,696,873     1,431,014       875,440
Average equity                                              154,001        174,789      181,466       161,625        95,736
Return on average assets                                       1.02  %        0.92         0.77          0.86          0.55
Return on average equity                                      12.76          10.37         8.32          8.89          5.96
Average stockholders' equity to average assets                 7.98           8.91         9.19          9.64          9.25
Stockholders' equity to total assets                           8.11           7.83         9.38         10.15          9.22
Tangible capital to total assets (Bank only)                   6.97           6.71         7.95          8.36          7.75
Leverage capital to total assets (Bank only)                   6.97           6.71         7.95          8.44          7.91
Risk-based capital ratio (Bank only)                          10.47          11.55        14.99         15.86         14.35
Interest rate spread during the period                         2.60           2.42         2.23          2.51          2.29
Net yield on average interest-earning assets                   3.00           2.86         2.75          3.03          2.88
Noninterest expense to average assets                          2.19           2.49         2.63          2.54          3.39
Non-performing loans to total loans                            0.28           0.33         0.25          0.30          0.20
Non-performing assets to total assets                          0.23           0.24         0.19          0.25          0.20
Average interest-earning assets to average
   interest-bearing liabilities                                1.09  X        1.10         1.12          1.12          1.13
Weighted average shares outstanding:
   Basic                                                  9,502,535     10,907,320   11,390,447    10,746,043     7,324,542
   Diluted                                                9,889,434     11,407,779   11,969,514    11,406,739     7,639,980
Dividend payout ratio                                         26.77  %       33.12        37.95         36.28         34.99
Loan originations                                     $     589,447        975,487    1,275,041       744,604       609,181
Full-service customer service facilities                         19             19           20            20            15
-------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Operating Results for the Years Ended December 31, 2000 and December 31, 1999

General

     Net income totaled $19.6 million, or $1.99 per diluted share for the year ended December 31, 2000, as compared to $18.1 million, or $1.59 per diluted share reported for the year ended December 31, 1999. During the current year, the Company auctioned $125 million of FHLB of Chicago advances to other member banks of the FHLB of Chicago and recorded a pre-tax gain of $8.8 million on the sale of these advances. This gain was recorded as an "Extraordinary item-gain on early extinguishment of debt," net of tax of $5.7 million, or $0.58 per diluted share. Concurrently, the Company sold $122 million of investment and mortgage-backed securities, available for sale, recognizing losses of $6.3 million. The gain on these combined transactions, net of fees and tax, was $1.4 million. This "de-leveraging" transaction represented approximately 6% of the Company's assets. Net interest income for the year ended December 31, 2000 was $54.9 million, an increase of $1.6 million, or 3.0%, from the December 31, 1999 year of $53.3 million.

Interest Income

     Interest income for the year ended December 31, 2000 totaled $141.8 million, an increase of $9.1 million, or 6.9%, from the prior year. Interest income on mortgage loans, the largest component of interest-earning assets, increased $11.6 million, or 14.5%, to $91.6 million from the 1999 year. The average balance of the mortgage portfolio increased $84.9 million. The average yield on the mortgage loan portfolio increased to 7.88% for the year ended December 31, 2000 from 7.43% for the 1999 year. The increase in the average yield reflects an increase in mortgage yields overall and changes in the mix of the loan portfolio, primarily from an increase in higher yielding loans such as commercial real estate. Interest income on home equity lines of credit increased $2.5 million to $9.7 million, or 34.2% from the prior year. The Bank's home equity line of credit product is priced based on the prime rate, which averaged 9.23% for the current year as compared to an average of 8.00% for the year ended December 31, 1999. The average balance of home equity lines of credit increased $14.0 million, to $110.8 million from $96.8 million from the 1999 year. Interest income on auto loans increased $3.7 million to $10.6 million for the year ended December 31, 2000. The average balance of the auto loan portfolio increased $50.9 million, while the average yield on the portfolio decreased to 7.98% from 8.40%. This decrease was a direct result of market conditions for offering competitive products. The average balance of the combined portfolios of mortgage-backed and investment securities decreased $149.3 million to $366.2 million as compared to $515.5 million for the year ended December 31, 1999. This decrease was primarily as a result of the de-leveraging security sales in the first quarter of 2000. Interest income from these portfolios decreased $8.0 million from the prior year.

Interest Expense

     Interest expense on deposit accounts increased $4.7 million, or 9.0%, to $57.2 million, for the year ended December 31, 2000 compared to the prior year. The increase was due to the increase in the average cost of deposits from 4.41% to 4.78%. Since December 31, 1999, rates on deposit accounts have generally increased for financial institutions reflecting the Federal Reserve Bank's influence in increasing interest rates. In an effort to compete with other banks to retain deposits and improve its interest sensitivity position, Liberty Federal Bank has had to offer longer term, higher yielding certificate of deposit accounts which have increased the cost of funds. For the year ended December 31, 2000, the Company recorded interest expense on borrowed funds of $29.7 million on an average balance of $489.2 million at a cost of 6.07% primarily related to FHLB borrowings. During the current year, the Company repaid $375.7 million of borrowings that were sold, matured or were called and added $396.4 million at current market rates.

Net Interest Income

     Net interest income for the year ended December 31, 2000 increased $1.6 million or 3.0%, to $54.9 million from the 1999 year. The average yield on interest-earning assets increased from 7.12% to 7.75% when comparing the 1999 and 2000 years. The average cost of interest-bearing liabilities increased from 4.70% to 5.15%. This resulted in an average net interest rate spread of 2.60% for the year ended December 31, 2000 compared to 2.42% for the prior year. Both the average balances of interest-earning assets and interest-bearing liabilities decreased during the year ended December 31, 2000 compared to the 1999 year.

Provision for Loan Losses

     A provision of $1.8 million for loan losses was recorded during the year ended December 31, 2000. The increase in the provision recognizes the change in the loan portfolio mix reflecting the increased concentration of multi-family, commercial and construction loans. By the nature of these loans, their size and complexity, they add an inherent element of risk to the portfolio, which was not there when the Bank was primarily a single-family lender. The provision for loan losses was $200,000 for the year ended December 31, 1999. The allowance for loan losses represents 0.48% of total loans receivable at December 31, 2000 compared to 0.44% at December 31, 1999. The amount of non-performing loans at December 31, 2000, was $4.3 million, or 0.28% of total loans, compared to $4.5 million or 0.33% of total loans at December 31, 1999.

Noninterest Income

     Total noninterest income for the year ended December 31, 2000 was $9.5 million. The year ended December 31, 2000 included losses on sales of mortgage-backed and investment securities available for sale of $5.9 million. As previously mentioned, the Company sold securities concurrently with the auction of FHLB advances as part of a de-leveraging strategy. The gain on the sale of the FHLB advances is shown as an extraordinary item-gain on early extinguishment of debt of $5.7 million, net of tax. Other fees and commissions decreased $8.6 million, primarily due to a decrease in loan origination fees contributed by Liberty Home Mortgage. The national market demand for home mortgage loans changed dramatically from the beginning of 1999 due to increasing mortgage rates. During the year ended December 31, 1999, mortgages totaling $645 million were sold, compared to $147 million sold in the current year. The current year's income from real estate operations of $6.3 million included a $1.6 million gain from the sale of a real estate investment by one of the Bank's subsidiaries. Real estate income also increased due to an increase in sales activity, an increase in the number of active real estate ventures and the completion of several projects. Other income for the year ended December 31, 1999, included a non-recurring gain on the sale of Liberty Financial Services Inc.'s insurance book of business of $250,000. The current year includes a write-down in value of an equity investment of $112,000, reflecting an other than temporary impairment in the value of the investment, offset by income from the bank's owned life insurance policies of $592,000.

Noninterest Expense

     Noninterest expense for the year ended December 31, 2000 totaled $42.3 million, a decrease of $6.5 million, or 13.3% from the prior year. The largest component of noninterest expense, compensation and benefits, decreased $5.5 million, primarily due to the decrease in commissions paid related to the origination, sale and delivery of loans by Liberty Home Mortgage. Other noninterest expense decreased $1.2 million from the 1999 year primarily due to the decrease in loan costs associated with the origination, sale and delivery of loans by Liberty Home Mortgage.

Income Tax Provision

     The provision for income taxes for the year ended December 31, 2000 was $9.5 million, of which $3.1 million is reflected as a component of an extraordinary item. The effective tax rate for the year was 32.6% compared to 31.3% for the 1999 year.

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

Noninterest Income

     Total noninterest income for the year ended December 31, 1999 was $22.0 million, a decrease of $2.8 million from the 1998 year. Net gains on sales of loans, mortgage-backed and investment securities totaled $302,000 for the year, compared to gains of $2.2 million recorded in 1998. Income from real estate operations for the year ended December 31, 1999 increased $2.2 million, primarily due to income generated from additional investments in joint venture partnerships entered into in late 1998. The decrease in other fees and commissions of $3.6 million to $15.0 million in 1999 from $18.7 million in 1998 is primarily attributable to origination fees contributed by Liberty Home Mortgage. The national market demand for home mortgage loans changed dramatically from the end of 1998 to the end of 1999 due to increasing mortgage rates. In 1998, Liberty Home Mortgage set record levels of mortgage originations of $979 million compared to $617 million for the 1999 year. Other income for the year ended December 31, 1999 included a gain on the sale of Liberty Financial Services Inc.'s insurance book of business of $250,000.

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

                                                                           Year Ended December 31,
                                      -------------------------------------------------------------------------------------
                                                    2000                             1999                            1998
                                      ------------------------------- ------------------------------- ---------------------
                                                              Average                        Average
                                        Average               Yield/    Average               Yield/      Average
(Dollars in thousands)                  Balance   Interest    Cost      Balance    Interest     Cost      Balance  Interest
---------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Mortgage loans, net                $  1,162,103     91,609     7.88%  1,077,250      80,038     7.43%   1,140,899    85,068
Home equity lines of credit             110,775      9,712     8.77      96,796       7,236     7.48       95,211     7,489
Automobile loans                        132,883     10,608     7.98      81,972       6,884     8.40       20,582     1,916
Consumer loans and leases                44,681      3,705     8.29      32,937       2,370     7.20       39,900     3,111
Mortgage-backed securities              268,651     18,150     6.76     415,255      26,427     6.36      420,393    27,768
Interest-bearing deposits                13,989        881     6.30      59,413       2,808     4.73       47,508     2,600
Investment securities                    97,556      7,134     7.31     100,255       6,897     6.88      130,878     9,123
---------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets         1,830,638    141,799     7.75   1,863,878     132,660     7.12    1,895,371   137,075
Noninterest-earning assets               99,097                          97,580                            79,718
---------------------------------------------------------------------------------------------------------------------------
Total assets                       $  1,929,735                       1,961,458                         1,975,089
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Deposits:
Savings accounts                   $  1,054,760     54,104     5.13%  1,040,931      49,090     4.72%   1,088,987    56,266
NOW interest-bearing accounts            65,289        609     0.93      62,941         617     0.98       64,991       623
Money market accounts                    76,867      2,492     3.24      85,097       2,761     3.24      104,009     3,367
---------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits       1,196,916     57,205     4.78   1,188,969      52,468     4.41    1,257,987    60,256
Funds borrowed:
Borrowed funds                          489,203     29,676     6.07     500,148      26,888     5.38      438,507    24,567
Collateralized mortgage obligations           -          -        -           -           -        -          379        44
---------------------------------------------------------------------------------------------------------------------------
Total funds borrowed                    489,203     29,676     6.07     500,148      26,888     5.38      438,886    24,611
---------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities    1,686,119     86,881     5.15   1,689,117      79,356     4.70    1,696,873    84,867
Noninterest-bearing deposits             56,740                          62,375                            58,607
Other liabilities                        32,875                          35,177                            38,143
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                     1,775,734                       1,786,669                         1,793,623
Stockholders' equity                    154,001                         174,789                           181,466
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity            $  1,929,735                       1,961,458                         1,975,089
---------------------------------------------------------------------------------------------------------------------------
Net interest income/interest rate
   spread                                           54,918     2.60%                 53,304     2.42%                52,208
---------------------------------------------------------------------------------------------------------------------------
Net interest-earning assets/
   net interest margin             $    144,519                3.00%    174,761                 2.86%     198,498
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities            1.09X                           1.10X                             1.12X
---------------------------------------------------------------------------------------------------------------------------
                                                       At December 31,
                                                             2000
                                   -----------------------------------------
                                         Average
                                         Yield/                         Yield/
(Dollars in thousands)                   Cost             Balance       Cost
----------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Mortgage loans, net                      7.46%      $   1,205,104       7.93%
Home equity lines of credit              7.87             113,747       9.13
Automobile loans                         9.31             140,841       8.77
Consumer loans and leases                7.80              66,604       8.49
Mortgage-backed securities               6.61             235,588       7.02
Interest-bearing deposits                5.47              30,235       5.85
Investment securities                    6.97             100,739       7.77
----------------------------------------------------------------------------
Total interest-earning assets            7.23           1,892,858       7.98
Noninterest-earning assets                                129,812
----------------------------------------------------------------------------
Total assets                                        $   2,022,670
----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits:
Savings accounts                         5.17%      $   1,078,704       5.59%
NOW interest-bearing accounts            0.96              65,751       0.93
Money market accounts                    3.24              70,392       3.32
----------------------------------------------------------------------------
Total interest-bearing deposits          4.79           1,214,847       5.21
Funds borrowed:
Borrowed funds                           5.60             550,116       6.35
Collateralized mortgage obligations     11.61                   -          -
----------------------------------------------------------------------------
Total funds borrowed                     5.61             550,116       6.35
----------------------------------------------------------------------------
Total interest-bearing liabilities       5.00           1,764,963       5.56
Noninterest-bearing deposits                               60,491
Other liabilities                                          33,160
----------------------------------------------------------------------------
Total liabilities                                       1,858,614
Stockholders' equity                                      164,056
----------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                             $   2,022,670
----------------------------------------------------------------------------
Net interest income/interest rate
   spread                                2.23%                          2.42%
----------------------------------------------------------------------------
Net interest-earning assets/
   net interest margin                   2.75%
----------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities
----------------------------------------------------------------------------

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

                                                 Year Ended December 31, 2000             Year Ended December 31, 1999
                                                          Compared To                             Compared To
                                                 Year Ended December 31, 1999             Year Ended December 31, 1998
                                             ------------------------------------------------------------------------------
                                                      Increase (Decrease)                     Increase (Decrease)
                                                    In Net Interest Income                   In Net Interest Income
                                                            Due To                                   Due To
                                             ------------------------------------------------------------------------------
(In thousands)                                 Volume         Rate          Net        Volume         Rate          Net
---------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans, net                        $    6,541        5,030       11,571        (4,692)        (338)      (5,030)
Home equity lines of credit                     1,128        1,348        2,476           123         (376)        (253)
Automobile loans                                4,084         (360)       3,724         5,173         (205)       4,968
Consumer loans and leases                         937          398        1,335          (515)        (226)        (741)
Mortgage-backed securities                     (9,845)       1,568       (8,277)         (328)      (1,013)      (1,341)
Interest-bearing deposits                      (2,645)         718       (1,927)          592         (384)         208
Investment securities                            (188)         425          237        (2,109)        (117)      (2,226)
---------------------------------------------------------------------------------------------------------------------------
   Total                                           12        9,127        9,139        (1,756)      (2,659)      (4,415)
---------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Deposits                                          349        4,388        4,737        (3,184)      (4,604)      (7,788)
Funds borrowed                                   (600)       3,388        2,788         3,320       (1,043)       2,277
---------------------------------------------------------------------------------------------------------------------------
   Total                                         (251)       7,776        7,525           136       (5,647)      (5,511)
---------------------------------------------------------------------------------------------------------------------------
Net change in net interest income          $      263        1,351        1,614        (1,892)       2,988        1,096
---------------------------------------------------------------------------------------------------------------------------

Financial Condition

     The Company had total assets of $2.02 billion at December 31, 2000, an increase of $60.4 million, or 3.1%, from December 31, 1999.

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

     Loans totaled $1.53 billion at December 31, 2000, an increase of $163.1 million from December 31, 1999. The composition of the Bank's loan portfolio has been changing as a result of an emphasis on multi-family, commercial real estate loans, home equity lines of credit and indirect auto lending in an attempt to improve the overall yield on loans. At December 31, 2000, 39% of the loan portfolio consisted of one-to four-family loans, 42% was multi-family, construction, land and commercial real estate loans, and the remaining 19% consisted of home equity lines of credit, indirect auto lending, commercial leases and other loans. Comparatively, at December 31, 1999, 49% of the loan portfolio consisted of one-to four-family loans, 34% was multi-family, construction, land and commercial real estate loans, and the remaining 17% consisted of home equity lines of credit, indirect auto lending, commercial leases and other loans. Loan originations were $589.4 million for the year ended December 31, 2000, offset by loan sales of $147.1 million and principal repayments of $275.4 million.

     In the current year, the Bank purchased $25 million of Bank Owned Life Insurance ("BOLI") to fund future employee benefit costs of the Bank and its subsidiaries, financed by general operating funds of the Bank. The BOLI investment provides the Bank with an attractive investment alternative. The accounting effect of the BOLI increases noninterest-earning assets and noninterest income. In addition, the reduction of investable funds resulting from the BOLI purchase decreases net interest income and the interest rate spread.

     Deposits totaled $1.28 billion at December 31, 2000, an increase of $33.1 million from December 31, 1999. Since December 31, 1999, rates on deposit accounts have generally increased for financial institutions reflecting the Federal Reserve Bank's influence in increasing interest rates. Over 70 percent of the Liberty Federal's certificate of deposit accounts have repriced during this period of rising interest rates. In an effort to compete with other banks to retain deposits and improve its interest rate sensitivity position, Liberty Federal has had to offer longer term, higher yielding certificate of deposit accounts which have increased the cost of funds. The weighted average deposit cost at Decmber 31, 2000 was 5.21% compared to 4.52% at December 31, 1999.

     Stockholders' equity totaled $164.1 million at Decmber 31, 2000, an increase of $10.4 million from December 31, 1999. On May 30, 2000, the Company announced the completion of the stock repurchase program it began in November, 1999, and also announced the adoption of a new stock repurchase program whereby up to 5 percent, or 468,000 shares of the outstanding common stock, could be repurchased over a period of twelve months. As of December 31, 2000, 813,200 shares of stock had been repurchased during the current year for a total of $14,441,287 at an average price of $17.76 to complete the program announced in November of 1999. Additionally, 122,800 shares of stock had been repurchased for a total of $1,898,457 at an average price of $15.46 per share under the current share repurchase program. For the year ended December 31, 2000 stockholders' equity has been reduced by $16.6 million related to shares repurchased. At December 31, 2000, the number of common shares outstanding was 9,243,575 and the book value per common share outstanding was $17.75 per share. On December 15, 2000, the Company declared a $0.14 per share cash dividend payable January 15, 2001 to shareholders of record on December 31, 2000.

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

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are anticipated by the Company to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Savings accounts, NOW accounts and money market accounts, which collectively totaled $350 million at December 31, 2000, were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

Interest Rate Sensitivity Gap Analysis

                                                                                At December 31, 2000
                                                         --------------------------------------------------------------------
                                                                        More Than    More Than
                                                             1 Year        1 Year      3 Years      More Than
(Dollars in thousands)                                      Or Less    To 3 Years   To 5 Years        5 Years        Total
-----------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Mortgage loans (1)                                     $    405,448       194,061      206,795        402,719    1,209,023
Home equity lines of credit (1)                             113,489             -            -              -      113,489
Automobile loans (1)                                            856        35,332       98,791          5,187      140,166
Consumer loans and leases (1)                                 8,604        36,556       11,251         10,151       66,562
Mortgage-backed securities (2)                               72,062        29,816       26,385        113,299      241,562
Interest-bearing deposits                                    30,235             -            -              -       30,235
Investment securities (2)                                    34,053             -       34,705         32,670      101,428
-----------------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                            664,747       295,765      377,927        564,026    1,902,465
INTEREST-BEARING LIABILITIES:
Savings accounts                                             36,338        55,193       35,981         86,239      213,751
NOW interest-bearing accounts                                24,328        22,269        5,959         13,195       65,751
Money market accounts                                        55,610         7,744        3,687          3,351       70,392
Certificate accounts                                        608,731       239,170       17,052              -      864,953
Borrowed funds                                              172,616       287,500       90,000              -      550,116
-----------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities                       897,623       611,876      152,679        102,785    1,764,963
-----------------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                               $   (232,876)     (316,111)     225,248        461,241      137,502
-----------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap                    $   (232,876)     (548,987)    (323,739)       137,502
-----------------------------------------------------------------------------------------------------------------------------
Cumulative interest sensitivity gap as a
   percentage of total assets                                (11.48)  %    (27.05)      (15.95)          6.78
Cumulative net interest-earning assets
as a percentage of interest-bearing liabilities               74.06   %     63.63        80.52         107.79
-----------------------------------------------------------------------------------------------------------------------------

(1) For purposes of the gap analysis, loans are not reduced by the allowance for loan losses and are reduced for non-performing loans.

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

     The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and short-term borrowed funds. This regulatory requirement may be changed from time to time by the OTS to reflect current economic conditions and deposit flows. The average liquidity ratio for the Bank for the quarter ended December 31, 2000 was 17.63% and exceeded the then applicable requirement of 4%.

     The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At December 31, 2000 and 1999, cash and cash equivalents totaled $52.2 million and $60.5 million, respectively.

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

     Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits, the origination and sale of loans, the gain on early extinguishment of debt and the loss on sales of mortgage-backed securities available for sale, provided $16.0 million for the year ended December 31, 2000 and $143.9 million for the year ended December 31, 1999.

     Net cash related to investing activities, consisting primarily of principal collections on loans and mortgage-backed securities and proceeds from the sale or maturity of loans, mortgage-backed and investment securities, offset by disbursements for loans originated or purchased for investment, purchases of mortgage-backed securities, investment securities and bank owned life insurance policies, utilized $55.6 million for the year ended December 31, 2000 and $146.7 million for the year ended December 31, 1999.

     Net cash related to financing activities, consisting primarily of net activity in deposit and escrow accounts, net proceeds from borrowed funds, the payment of dividends and the purchase of treasury stock, provided $31.2 million for the year ended December 31, 2000 and utilized $17.7 million for the year ended December 31, 1999.

     At December 31, 2000, the Company had outstanding commitments to originate and purchase $66 million loans. The Company anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 2000, totaled $609 million. Management believes that a significant portion of such deposits will remain with the Company.

Capital Compliance

     The Bank's tangible capital ratio at December 31, 2000, is 6.97%. This exceeds the tangible capital requirement of 1.5% of adjusted assets by $109 million. The Bank's leverage capital ratio at December 31, 2000, is 6.97%. This exceeds the leverage capital requirement of 4.0% of adjusted assets by $59 million. The Bank's risk-based capital ratio is 10.47% at December 31, 2000. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $34 million.

Impact of Inflation and Changing Prices

     The Consolidated Financial Statements and the accompanying Notes therein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Recent and Proposed Changes in Accounting Pronouncements

    In June 1998, FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The statement requires all derivatives to be measured at fair value and to be recognized as either assets or liabilities in the statement of financial position. In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This statement addresses various implementation issues relating to SFAS No. 133. The Company adopted these statements on January 1, 2001, and the adoption had no material impact on its financial position or results of operations.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

     As its primary interest rate risk planning tool, the Bank utilizes a market value model. The model measures the Bank's interest rate risk by approximating the Bank's net portfolio value ("NPV"), which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under a range of interest rate scenarios, which range from a 300 basis point increase to a 300 basis point decrease in market interest rates (measured in 100 basis point increments). The Bank's asset and liability structure generally results in a decrease in NPV in a rising interest rate scenario and an increase in NPV in a declining interest rate scenario. During periods of rising interest rates, the value of monetary assets declines more rapidly than the value of monetary liabilities rises. Conversely, during periods of falling interest rates, the value of monetary assets rises more rapidly than the value of monetary liabilities declines. However, the amount of change in value of specific assets and liabilities due to changes in interest rates is not the same in a rising rate environment as in a falling interest rate environment (i.e., the amount of value increase under a specific rate decline may not equal the amount of value decrease under an identical upward interest rate movement).

The following tables set forth the Bank's NPV at December 31, 2000 and 1999.


                                                At December 31, 2000
--------------------------------------------------------------------------------------------------------------------
      Change in                                                                         NPV as % of Economic
   Interest Rates                         Net Portfolio Value                             Value of Assets
                              -----------------------------------------------      ---------------------------------
   In Basis Points                                 $            %                    NPV            % (1)
    (Rate Shock)               Amount            Change      Change                 Ratio           Change
------------------------      -----------------------------------------------      ---------------------------------
                                             (Dollars in thousands)
         300                  $ 124,586      $   (78,129)         (39) %              6.60 %          (3.31) %
         200                    152,288          (50,427)         (25)                7.84            (2.07)
         100                    180,243          (22,472)         (11)                9.03            (0.88)
       Static                   202,715                                               9.91
        (100)                   210,138            7,423            4                10.11             0.20
        (200)                   194,403           (8,312)          (4)                9.29            (0.62)
        (300)                   186,694          (16,021)          (8)                8.83            (1.08)

                                                At December 31, 1999
--------------------------------------------------------------------------------------------------------------------
      Change in                                                                         NPV as % of Economic
   Interest Rates                         Net Portfolio Value                             Value of Assets
                              -----------------------------------------------      ---------------------------------
   In Basis Points                                 $            %                    NPV            % (1)
    (Rate Shock)               Amount            Change      Change                 Ratio           Change
------------------------      -----------------------------------------------      ---------------------------------
                                             (Dollars in thousands)
         300                  $  89,837       $  (78,535)         (47) %              5.02 %          (3.64) %
         200                    118,125          (50,247)         (30)                6.41            (2.25)
         100                    147,262          (21,110)         (13)                7.76            (0.90)
       Static                   168,372                                               8.66
        (100)                   190,549           22,177           13                 9.55             0.89
        (200)                   195,075           26,703           16                 9.64             0.98
        (300)                   181,087           12,715            8                 8.85             0.19

(1) Based on the economic value of the Bank's assets assuming no change in interest rates.

     Based upon the Bank's market value model's analysis, a 200 basis point increase in interest rates caused a 2.07% decrease in the ratio of NPV to the economic value of the Bank's assets at December 31, 2000. The results of the Bank's NPV analysis indicates that the Bank has a "moderate" interest rate risk as defined by OTS regulations.

     The Bank's Board of Directors has adopted interest rate risk target limits which established maximum potential decreases in the Bank's NPV of 24%, 47% and 71% in the event of 1%, 2% and 3% immediate and sustained increases in market interest rates, respectively. As indicated in the table above, at December 31, 2000, the Bank was within such Board-approved limits. The Bank's target limits are reviewed by the Board of Directors regularly and are changed in light of market conditions and other factors. Certain shortcomings are inherent in the methods of analysis presented in the computation of NPV. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Asset/Liability Management,"

Item 8.   Financial Statements and Supplementary Data.

Alliance Bancorp
Consolidated Statements of Financial Condition

                                                                              December 31,       December 31,
(In thousands, except share data)                                                     2000               1999
-------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                       $     21,918             48,922
Interest-bearing deposits                                                           30,235             11,598
Investment securities available for sale, at fair value                             51,848             64,494
Investment securities held to maturity (fair value of $20,309)                      19,405                  -
Mortgage-backed securities available for sale, at fair value                       223,423            356,434
Mortgage-backed securities held to maturity (fair value of $13,134)                 12,165                  -
Loans, net of allowance for losses of $7,276 at December 31, 2000
    and $6,031 at December 31, 1999                                              1,526,296          1,363,266
Accrued interest receivable                                                         13,143             10,493
Real estate                                                                         19,675             20,796
Premises and equipment, net                                                         12,110             12,528
Stock in Federal Home Loan Bank of Chicago, at cost                                 29,486             27,383
Bank owned life insurance                                                           47,519             20,878
Other assets                                                                        15,447             25,516
-------------------------------------------------------------------------------------------------------------
                                                                              $  2,022,670          1,962,308
-------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Liabilities:
    Deposits                                                                  $  1,275,338          1,242,198
    Borrowed funds                                                                 550,116            538,150
    Advances by borrowers for taxes and insurance                                   10,666             11,358
    Accrued expenses and other liabilities                                          22,494             16,931
-------------------------------------------------------------------------------------------------------------
       Total liabilities                                                         1,858,614          1,808,637
-------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
    Preferred stock, $.01 par value; authorized 1,500,000 shares;
       none outstanding                                                                  -                  -
    Common stock, $.01 par value; authorized 21,000,000 shares
       11,702,397 shares issued at December 31, 2000;
       11,700,010 shares issued at December 31, 1999                                   117                117
    Additional paid-in capital                                                     108,123            108,093
    Retained earnings, substantially restricted                                    106,722             92,337
    Treasury stock, at cost;
       2,458,822 shares at December 31, 2000;
       1,522,822 shares at December 31, 1999                                       (46,440)           (29,857)
    Accumulated other comprehensive loss                                            (4,466)           (17,019)
-------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                  164,056            153,671
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------------------------------------
                                                                              $  2,022,670          1,962,308
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Alliance Bancorp
Consolidated Statements of Income

                                                                     For The Year Ended December 31,
                                                       -----------------------------------------------------------
(In thousands, except per share amounts)                           2000                  1999                 1998
------------------------------------------------------------------------------------------------------------------
Interest Income:
Loans                                                       $   115,634                96,528               97,584
Mortgage-backed securities                                       18,150                26,427               27,768
Investment securities                                             7,134                 6,897                9,123
Interest-bearing deposits                                           881                 2,808                2,600
------------------------------------------------------------------------------------------------------------------
    Total interest income                                       141,799               132,660              137,075
------------------------------------------------------------------------------------------------------------------
Interest Expense:
Deposits                                                         57,205                52,468               60,256
Borrowed funds                                                   29,676                26,888               24,611
------------------------------------------------------------------------------------------------------------------
    Total interest expense                                       86,881                79,356               84,867
------------------------------------------------------------------------------------------------------------------
    Net interest income                                          54,918                53,304               52,208
    Provision for loan losses                                     1,800                   200                  262
------------------------------------------------------------------------------------------------------------------
    Net interest income after provision
       for loan losses                                           53,118                53,104               51,946
------------------------------------------------------------------------------------------------------------------
Noninterest Income:
Gain (loss) on sales of:
    Loans held for sale                                              92                   472                1,367
    Mortgage-backed securities available for sale                (6,059)                 (178)                 633
    Investment securities available for sale                        149                     8                  178
Income from real estate operations                                6,332                 3,973                1,744
Servicing fee income, net                                           197                   306                   50
ATM fee income                                                    1,778                 1,939                1,965
Other fees and commissions                                        6,427                15,048               18,677
Other, net                                                          624                   469                  247
------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                      9,540                22,037               24,861
------------------------------------------------------------------------------------------------------------------
Noninterest Expense:
Compensation and benefits                                        21,008                26,520               28,836
Occupancy expense                                                 8,112                 7,344                6,657
Federal deposit insurance premiums                                  276                   763                  802
Advertising expense                                               1,450                 1,395                1,420
ATM expense                                                       1,133                 1,282                1,452
Computer services                                                 1,332                 1,293                1,776
Other                                                             8,984                10,155               10,895
------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                    42,295                48,752               51,838
------------------------------------------------------------------------------------------------------------------
    Income before income taxes and
      extraordinary item                                         20,363                26,389               24,969
Income tax expense                                                6,419                 8,271                9,864
------------------------------------------------------------------------------------------------------------------
    Income before extraordinary item                             13,944                18,118               15,105
Extraordinary item-gain on early extinguishment
    of debt, net of tax expense of $3,069                         5,700                     -                    -
------------------------------------------------------------------------------------------------------------------
    Net income                                              $    19,644                18,118               15,105
------------------------------------------------------------------------------------------------------------------

Basic earnings per share
    Income before extraordinary item                        $      1.47                  1.66                 1.33
    Extraordinary item, net of tax                                 0.60                     -                    -
------------------------------------------------------------------------------------------------------------------
    Net income                                                     2.07                  1.66                 1.33

Diluted earnings per share
    Income before extraordinary item                               1.41                  1.59                 1.26
    Extraordinary item, net of tax                                 0.58                     -                    -
------------------------------------------------------------------------------------------------------------------
    Net income                                              $      1.99                  1.59                 1.26
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Alliance Bancorp
Consolidated Statements of Changes In Stockholders' Equity

                                                                                                       Common    Accumulated
                                                                       Additional                       Stock          Other
                                              Comprehensive    Common   Paid-in  Retained Treasury  Purchased  Comprehensive
(In thousands, except share and per share amounts)   Income     Stock   Capital  Earnings    Stock    by ESOP  Income (Loss)  Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      $               114  104,178    70,851   (1,527)      (320)      1,630    174,926
Net income                                           15,105         -        -    15,105        -          -           -     15,105
Other comprehensive income, net of tax
  Change in minimum pension liability                   (44)        -        -         -        -          -         (44)       (44)
  Change in unrealized gain (loss) on securities
    available for sale, net of reclassification
    adjustment                                       (1,603)        -        -         -        -          -      (1,603)    (1,603)
                                                  ---------
Total comprehensive income                           13,458
                                                  ---------
Proceeds from exercise of stock options                             1      697         -        -          -           -        698
Tax benefit from stock related compensation                         -      773         -        -          -           -        773
Cash paid in lieu of fractional shares                              -        -        (5)       -          -           -         (5)
Cash dividends declared, $0.50 per share                            -        -    (5,732)       -          -           -     (5,732)
Treasury stock distribution under
  employee benefit plan                                             -      (17)        -       16          -           -         (1)
Issuance of 71,866 shares                                           1    1,499         -        -          -           -      1,500
Principal payment on ESOP                                           -        -         -        -        320           -        320
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                      116  107,130    80,219   (1,511)         -         (17)   185,937
Net income                                           18,118         -        -    18,118        -          -           -     18,118
Other comprehensive income, net of tax
  Change in minimum pension liability                    19         -        -         -        -          -          19         19
  Change in unrealized gain (loss) on securities
    available for sale, net of reclassification
    adjustment                                      (17,021)        -        -         -        -          -     (17,021)   (17,021)
                                                  ---------
Total comprehensive income                            1,116
                                                  ---------
Proceeds from exercise of stock options                             1      554         -        -          -           -        555
Tax benefit from stock related compensation                         -      409         -        -          -           -        409
Cash dividends declared, $0.56 per share                            -        -    (6,000)       -          -           -     (6,000)
Purchase of treasury stock                                          -        -         -  (28,346)         -           -    (28,346)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      $               117  108,093    92,337  (29,857)         -     (17,019)   153,671
------------------------------------------------------------------------------------------------------------------------------------

(continued)

Alliance Bancorp
Consolidated Statements of Changes In Stockholders' Equity



                                                                                                   Common    Accumulated
(continued)                                                     Additional                          Stock          Other
(In thousands, except share and           Comprehensive  Common    Paid-in  Retained  Treasury  Purchased  Comprehensive
per share amounts)                               Income   Stock    Capital  Earnings     Stock    by ESOP  Income (Loss)      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              $                 117    108,093    92,337   (29,857)         -        (17,019)   153,671
Net income                                       19,644       -          -    19,644         -          -              -     19,644
Other comprehensive income,
net of tax
 Change in minimum pension liability                 12       -          -         -         -          -              12        12
 Change in unrealized gain (loss) on
  securities available for sale, net
  of reclassification adjustment                 12,541       -          -         -         -          -          12,541    12,541
                                            -----------
Total comprehensive income                       32,197
                                            -----------
Proceeds from exercise of stock
 options                                                      -         25         -         -          -              -         25
Tax benefit from stock related
 compensation                                                 -          5         -         -          -              -          5
Cash dividends declared, $0.56 per
 share                                                        -          -    (5,259)        -          -              -     (5,259)
Purchase of treasury stock                                    -          -         -   (16,583)         -              -    (16,583)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              $                 117    108,123   106,722   (46,440)         -         (4,466)   164,056
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Alliance Bancorp
Consolidated Statements of Cash Flows

                                                                                   Year Ended December 31,
                                                                        --------------------------------------------
(In thousands)                                                                    2000          1999          1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
   Net income                                                         $         19,644        18,118        15,105
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                               3,174         2,677         2,135
     Provision for loan losses                                                   1,800           200           262
     Federal Home Loan Bank of Chicago stock dividend                           (2,103)            -             -
     Amortization of premiums, discounts, and deferred loan fees                 1,366         1,389         1,004
     Originations of loans held for sale                                      (116,234)     (495,560)     (847,379)
     Sale of loans originated for resale                                       106,311       623,175       782,213
     Gain on sale of loans held for sale                                           (92)         (472)       (1,367)
     (Gain) loss on sale of mortgage-backed securities
     available for sale                                                          6,059           178          (633)
     Gain on sale of investment securities available for sale                     (149)           (8)         (178)
     Extraordinary item-gain on early extinguishment of debt,
     net of tax                                                                 (5,700)            -             -
     (Increase) decrease in accrued interest receivable                         (2,650)          266          (487)
     Increase in other assets                                                   (1,163)       (2,026)       (5,649)
     Increase (decrease) in accrued expenses and other liabilities               5,753        (4,019)        1,708
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                             16,016       143,918       (53,266)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
   Loans originated or purchased for investment                               (473,213)      (479,927)    (427,662)
   Purchases of:
     Mortgage-backed securities available for sale                                   -       (237,352)    (359,763)
     Investment securities available for sale                                   (2,014)       (74,840)     (66,569)
     Mortgage-backed securities held to maturity                               (12,899)             -            -
     Investment securities held to maturity                                    (19,400)             -            -
     Stock in Federal Home Loan Bank of Chicago                                      -         (4,311)     (10,903)
     Premises and equipment                                                     (2,858)        (2,617)      (4,090)
     Bank owned life insurance                                                 (25,000)             -       (6,000)
   Proceeds from the sale of:
     Mortgage-backed securities available for sale                             115,180        152,880       51,046
     Investment securities available for sale                                   18,820         23,932          234
     Stock in Federal Home Loan Bank of Chicago                                      -          1,451        1,969
     Loans held for investment                                                  40,810         22,069        7,535
     Premises and equipment                                                        102             -             -
   Proceeds from maturities of investment securities
   available for sale                                                               35        43,529       138,871
   Net (increase) decrease in real estate joint ventures                         1,259          (622)       (7,981)
   Principal collected on loans                                                275,430       300,050       376,761
   Principal collected on mortgage-backed securities                            28,193       109,057       137,563
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (55,555)     (146,701)     (168,989)
--------------------------------------------------------------------------------------------------------------------

(continued)

Alliance Bancorp
Consolidated Statements of Cash Flows

(continued)                                                                      Year Ended December 31,
                                                                        --------------------------------------------
(In thousands)                                                                    2000          1999          1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
   Net increase (decrease) in deposits                                          33,140       (55,846)       (7,313)
   Proceeds from borrowed funds                                                396,353       214,327       444,000
   Repayment of borrowed funds                                                (375,681)     (140,627)     (186,950)
   Repayment of collateralized mortgage obligations                                  -             -        (1,077)
   Net decrease in advance payments by borrowers for taxes
     and insurance                                                                (692)       (1,577)       (1,424)
   Purchase of treasury stock                                                  (16,583)      (28,346)             -
   Cash dividends paid                                                          (5,390)       (6,180)       (5,010)
   Cash paid in lieu of fractional shares related to stock split                     -             -            (5)
   Proceeds from the sale of treasury stock                                          -             -         1,500
   Decrease in ESOP loan                                                             -             -           320
   Proceeds from options exercised                                                  25           555           698
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                             31,172       (17,694)      244,739
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (8,367)      (20,477)       22,484
Cash and cash equivalents at beginning of year                                  60,520        80,997        58,513
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $         52,153        60,520        80,997
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                         $         85,987        79,237        84,114
     Income taxes                                                                3,390        12,335        11,503
Supplemental Disclosures of Noncash Activities:
   Loans exchanged for mortgage-backed securities                     $         14,739         1,361        39,038
   Additions to real estate acquired in settlement of loans                        997           718         1,420
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Alliance Bancorp
Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998

1. Summary of Significant Accounting Policies

     The accounting and reporting policies of Alliance Bancorp ("Company") conform to accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.

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

B. Investments and Mortgage-Backed Securities

     Investments and mortgage-backed securities which the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Investments and mortgage-backed securities purchased for the purpose of being sold are classified as "trading securities" and reported at fair value with any changes in fair value included in earnings. All other investments that are not classified as "held to maturity," or "trading" are classified as "available for sale." Investments and mortgage-backed securities available for sale are reported at fair value with any changes in fair value reflected as a separate component of stockholders' equity, net of tax. Securities that have losses deemed other than temporary are recognized as losses in the statement of operations and a new cost basis is determined.

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

     The Company follows the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," for impaired loans. These statements apply to all loans that are identified for evaluation except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. These loans include, but are not limited to, credit card, residential mortgage and consumer installment loans. Of the remaining loans which are to be evaluated for impairment, management has determined through an internal loan review process that there were no loans at December 31, 2000 and 1999, nor during the years ended December 31, 2000, 1999 and 1998, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement.

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

I. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the years indicated:

                                                                              Year Ended December 31,
                                                                   -------------------------------------------------
(In thousands, except share data)                                            2000            1999            1998
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Income before extraordinary item                             $          13,944          18,118          15,105
   Extraordinary item, net of tax                                           5,700               -               -
--------------------------------------------------------------------------------------------------------------------
   Net income                                                   $          19,644          18,118          15,105
--------------------------------------------------------------------------------------------------------------------
Denominator:
   Basic earnings per share-weighted average shares                     9,502,535      10,907,320      11,390,447
   Effect of dilutive securities-stock options                            386,899         500,459         579,067
--------------------------------------------------------------------------------------------------------------------
   Diluted earnings per share-adjusted
     weighted average shares                                            9,889,434      11,407,779      11,969,514
   Basic earnings per share
     Income before extraordinary item                           $            1.47            1.66            1.33
     Extraordinary item, net of tax                                          0.60               -               -
--------------------------------------------------------------------------------------------------------------------
     Net income                                                 $            2.07            1.66            1.33
   Diluted earnings per share
     Income before extraordinary item                           $            1.41            1.59            1.26
     Extraordinary item, net of tax                                          0.58               -               -
--------------------------------------------------------------------------------------------------------------------
     Net income                                                 $            1.99            1.59            1.26
--------------------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

J. Comprehensive Income

    The following table sets forth the required disclosures of the reclassification amounts as presented on the statements of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated:

                                                                               Before           Tax           Net
                                                                                  Tax     (Expense)        of Tax
(In thousands)                                                                 Amount    or Benefit        Amount
--------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1998
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
   the year                                                          $         (1,658)          582        (1,076)
Less: reclassification adjustment for gain (loss) included in
   net income                                                                     811          (284)          527
--------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                       (2,469)          866        (1,603)
Change in minimum pension liability                                               (70)           26           (44)
--------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                           $         (2,539)          892        (1,647)
--------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 1999
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
   the year                                                          $        (26,354)        9,223       (17,131)
Less: reclassification adjustment for gain (loss) included in
   net income                                                                    (170)           60          (110)
--------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                      (26,184)        9,163       (17,021)
Change in minimum pension liability                                                31           (12)           19
--------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                           $        (26,153)        9,151       (17,002)
--------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2000
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities arising during
   the year                                                          $         13,381        (4,681)        8,700
Less: reclassification adjustment for gain (loss) included in
   net income                                                                  (5,910)        2,069        (3,841)
--------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                       19,291        (6,750)       12,541
Change in minimum pension liability                                                38           (26)           12
--------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                           $         19,329        (6,776)       12,553
--------------------------------------------------------------------------------------------------------------------

K. Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits.

L. Reclassifications

     Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

2. Investment Securities

     Investment securities are summarized as follows:


                                                                    December 31, 2000
                                          -----------------------------------------------------------------------
                                                                   Gross            Gross
                                                 Amortized       Unrealized       Unrealized               Fair
(In thousands)                                      Cost            Gains           Losses                Value
------------------------------------------------------------------------------------------------------------------
Available for sale:
United States government and
   agency obligations                            $   48,507                 -            (795)            47,712
Marketable equity securities                            766               200              (5)               961
Other investment securities                           3,265                20            (110)             3,175
------------------------------------------------------------------------------------------------------------------
                                                 $   52,538               220            (910)            51,848
------------------------------------------------------------------------------------------------------------------

Held to maturity:
Corporate notes                                  $   19,405               904               -             20,309
------------------------------------------------------------------------------------------------------------------

Weighted average interest rate                         7.63   %
-----------------------------------------------------------------

(In thousands)                                                        December 31, 1999
------------------------------------------------------------------------------------------------------------------
Available for sale:
United States government and

   agency obligations                            $   66,471                 -          (4,525)            61,946
Marketable equity securities                          1,284                34             (63)             1,255
Other investment securities                           1,285                 8               -              1,293
------------------------------------------------------------------------------------------------------------------
                                                 $   69,040                42          (4,588)            64,494
------------------------------------------------------------------------------------------------------------------

Weighted average interest rate                         6.77   %
-----------------------------------------------------------------

     The maturities of investment securities are summarized as follows:

                                                                      December 31, 2000
                                            ----------------------------------------------------------------------
                                                                   Gross            Gross
                                                 Amortized       Unrealized       Unrealized               Fair
(In thousands)                                     Cost            Gains           Losses                 Value
------------------------------------------------------------------------------------------------------------------
Due in one to five years                         $      250                 -               -                250
Due in five to ten years                             34,705                 -            (513)            34,192
Due after ten years                                  36,222               924            (392)            36,754
Marketable equity securities                            766               200              (5)               961
------------------------------------------------------------------------------------------------------------------
                                                 $   71,943             1,124            (910)            72,157
------------------------------------------------------------------------------------------------------------------

     Proceeds from the sale of investment securities available for sale during 2000, 1999 and 1998 were $18.8 million, $23.9 million and $234,000, respectively. Gross gains of $650,000, $25,000 and $178,000 were realized on those sales. Gross losses of $501,000 and $17,000 were realized on sales during 2000 and 1999, respectively.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

3. Mortgage-Backed Securities

     Mortgage-backed securities are summarized as follows:

                                                                       December 31, 2000
                                            ------------------------------------------------------------------------
                                                                   Gross             Gross
                                                Amortized        Unrealized        Unrealized               Fair
(In thousands)                                    Cost             Gains            Losses                 Value
--------------------------------------------------------------------------------------------------------------------
Available for sale:
Government National Mortgage Assoc.             $  38,299                 -              (471)            37,828
Federal Home Loan Mortgage
   Corporation                                     12,535                 -              (171)            12,364
Federal National Mortgage Association              19,761                 -              (391)            19,370
Collateralized mortgage obligations               158,802                 -            (4,941)           153,861
--------------------------------------------------------------------------------------------------------------------
                                                $ 229,397                 -            (5,974)           223,423
--------------------------------------------------------------------------------------------------------------------
Held to maturity:
Collateralized mortgage obligations             $  12,165               969                 -             13,134
--------------------------------------------------------------------------------------------------------------------

Weighted average interest rate                       7.02   %
-----------------------------------------------------------------

(In thousands)                                                         December 31, 1999
--------------------------------------------------------------------------------------------------------------------
Available for sale:
Government National Mortgage Assoc.             $  54,830                12            (2,414)            52,428
Federal Home Loan Mortgage
   Corporation                                     15,226                 -              (646)            14,580
Federal National Mortgage Association              23,809                38            (1,135)            22,712
Collateralized mortgage obligations               283,978                 -           (17,264)           266,714
--------------------------------------------------------------------------------------------------------------------
                                                $ 377,843                50           (21,459)           356,434
--------------------------------------------------------------------------------------------------------------------

Weighted average interest rate                       6.65   %
-----------------------------------------------------------------


     Proceeds from the sale of mortgage-backed securities available for sale during 2000 were $115.2 million. Gross gains of $33,000 and gross losses of $6.1 million were realized on those sales. Proceeds from the sale of mortgage-backed securities available for sale during 1999 were $152.9 million. Gross gains of $212,000 and gross losses of $390,000 were realized on those sales. Proceeds from the sale of mortgage-backed securities available for sale during 1998 were $51.0 million. Gross gains of $634,000 and gross losses of $1,000 were realized on those sales.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

4. Loans

    Loans are summarized as follows:

                                                                       December 31,                  December 31,
(In thousands)                                                                 2000                          1999
--------------------------------------------------------------------------------------------------------------------
Real estate loans:
One-to four-family:
  Held for investment                                                   $   643,639                       709,965
  Held for sale                                                              12,774                        13,346
Multi-family                                                                227,601                       172,614
Commercial real estate                                                      163,492                       140,480
Land                                                                          6,858                         2,766
Construction loans:
  One-to four-family                                                         28,398                        21,699
  Multi-family                                                              192,964                        80,898
  Commercial real estate                                                     99,350                        71,269
--------------------------------------------------------------------------------------------------------------------
  Total real estate loans                                                 1,375,076                     1,213,037
--------------------------------------------------------------------------------------------------------------------
Other loans:
Commercial leases                                                            46,407                        20,846
Home equity lines of credit                                                 113,311                       100,077
Automobile loans                                                            138,664                       115,004
Commercial business loans                                                     4,571                         4,163
Consumer loans                                                               15,638                        11,517
--------------------------------------------------------------------------------------------------------------------
  Total other loans                                                         318,591                       251,607
--------------------------------------------------------------------------------------------------------------------
  Total all loans                                                         1,693,667                     1,464,644
Add (deduct):
Loans in process:
  One-to four-family                                                         (9,647)                       (8,441)
  Multi-family                                                             (125,534)                      (50,642)
  Commercial real estate                                                    (24,261)                      (36,643)
Premiums and deferred loan costs (fees), net                                   (653)                          379
Allowance for loan losses                                                    (7,276)                       (6,031)
--------------------------------------------------------------------------------------------------------------------
                                                                        $ 1,526,296                     1,363,266
--------------------------------------------------------------------------------------------------------------------

Weighted average interest rate                                                 8.12%                         7.64
--------------------------------------------------------------------------------------------------------------------

     Adjustable-rate mortgage loans were $498.1 million and $412.8 million at December 31, 2000 and 1999, respectively. The weighted average interest rate for adjustable-rate mortgage loans was 8.51% and 7.70% at December 31, 2000 and 1999, respectively.

     The following is a summary of the changes in the allowance for loan losses:

                                                                  For The Year Ended December 31,
                                                   -----------------------------------------------------------------
(In thousands)                                                    2000                  1999                 1998
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                   $ 6,031                 6,350                6,170
Provision for loan losses                                        1,800                   200                  262
Charge-offs                                                       (623)                 (567)                (154)
Recoveries                                                          68                    48                   72
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                                         $ 7,276                 6,031                6,350
--------------------------------------------------------------------------------------------------------------------

Allison Bancorp
Notes To Consolidated Financial Statements - (Continued)

     Non-accrual loans were as follows:

                                                                                                 Percent of
Year                                                       Number               Amount          Total Loans
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
December 31, 2000                                             115              $ 4,332                 0.28%
December 31, 1999                                             108              $ 4,541                 0.33
December 31, 1998                                              53                3,282                 0.25

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans were $281,368,000, $272,986,000 and $283,104,000 at December 31,
2000, 1999 and 1998, respectively. Included in loans serviced for others are mortgages, totaling $80,000, $84,000 and $104,000 at December 31, 2000, 1999 and
1998, respectively, which require the Bank to repurchase the loans under stipulated circumstances. Custodial balances maintained in connection with the mortgage loans serviced for others and included in deposits and advance payments by borrowers for taxes and insurance were $3,969,000, $4,040,000 and $14,536,000 at December 31, 2000, 1999 and 1998, respectively.

     The following is a summary of changes in capitalized mortgage servicing rights for the years indicated:

                                                                  For The Year Ended December 31,
                                                   -----------------------------------------------------------------
(In thousands)                                                    2000                  1999                 1998
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                   $ 1,502                 1,629                1,010
Additions                                                          267                   434                1,417
Amortization                                                      (588)                 (736)                (620)
Change in valuation allowance                                      (10)                  175                 (178)
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                                         $ 1,171                 1,502                1,629
--------------------------------------------------------------------------------------------------------------------

     The fair value of the servicing rights at December 31, 2000, 1999, and 1998 was approximately $1,975,000, $2,409,000 and $2,071,000, respectively.

5. Accrued Interest Receivable

     Accrued interest receivable is summarized as follows:

                                                                          December 31,               December 31,
(In thousands)                                                                    2000                       1999
--------------------------------------------------------------------------------------------------------------------
Investment securities                                                          $  1,705                        994
Mortgage-backed securities                                                        1,446                      2,074
Loans                                                                             9,992                      7,425
--------------------------------------------------------------------------------------------------------------------
                                                                               $ 13,143                     10,493
--------------------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

6. Real Estate

     Real estate consisted of the following:

(In thousands)                                        December 31, 2000           December 31, 1999
---------------------------------------------------------------------------------------------------
Real estate owned - residential                             $       378                         241
Real estate held for investment                                   1,031                       1,031
Investment in real estate joint ventures:
    HSW Partners, L.P.                                            3,981                       3,312
    Hartz-Southwest Partnership                                   7,366                       5,725
    Prairie Trail Development Phase II                              660                         641
    Church Street Associates Partnership                              -                         546
    Prairie Pointe Limited Partnership                                -                         525
    Hunters Farm Limited Partnership                              1,807                       2,500
    Indian Creek Club Limited Partnership                         1,712                       2,000
    Deerpath III Limited Partnership                              1,310                           -
    Wexford Limited Partnership                                     488                       2,086
    Century Farms Limited Partnership                                 -                       1,090
    Churchview Limited Partnership                                  271                         323
    Kedzie Limited Partnership                                      671                         776
---------------------------------------------------------------------------------------------------
                                                            $    19,675                      20,796
---------------------------------------------------------------------------------------------------

     Income (loss) from real estate operations is summarized for the years indicated:

                                                                  For The Year Ended December 31,
                                                   --------------------------------------------------------------
(In thousands)                                                    2000                  1999                 1998
-----------------------------------------------------------------------------------------------------------------
Real estate owned - residential                            $       104                    73                  (54)
Rental income from office buildings                                 93                   163                  145
Real estate held for investment                                    200                   200                  200
Investment in real estate joint ventures:
    HSW Partners, L.P.                                             692                   566                  152
    Hartz-Southwest Partnership                                  1,641                 1,513                  985
    Prairie Trail Development Phase II                           1,446                   378                  (93)
    Church Street Associates Partnership                         1,581                     -                    -
    Prairie Pointe Limited Partnership                              19                    82                    -
    Hunters Farm Limited Partnership                               300                     -                    -
    Kimball Hill Limited Partnership                                 -                     -                  457
    New Lenox HSW Partners                                           -                    16                  115
    Wexford Limited Partnership                                    355                 1,040                    -
    Century Farms Limited Partnership                               59                   264                    4
    Churchview Limited Partnership                                 (53)                 (203)                 (88)
    Kedzie Limited Partnership                                    (105)                 (119)                 (79)
-----------------------------------------------------------------------------------------------------------------
                                                           $     6,332                 3,973                1,744
-----------------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

7. Premises and Equipment

     Premises and equipment, at cost, less accumulated depreciation and amortization are summarized as follows:

(In thousands)                                                  December 31, 2000             December 31, 1999
---------------------------------------------------------------------------------------------------------------
Land                                                                $       2,256                         2,256
Office buildings and improvements                                           7,159                         7,104
Furniture, fixtures, and equipment                                         20,501                        18,060
Leasehold improvements                                                      2,158                         2,563
---------------------------------------------------------------------------------------------------------------
                                                                           32,074                        29,983
Less accumulated depreciation and amortization                             19,964                        17,455
---------------------------------------------------------------------------------------------------------------
                                                                    $      12,110                        12,528
---------------------------------------------------------------------------------------------------------------

        Included in occupancy expense is depreciation and amortization of premises and equipment of $3,174,000, $2,677,000 and $2,135,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8. Deposits

     Deposits are summarized as follows:

                                    December 31, 2000                            December 31, 1999
                        -------------------------------------------  -------------------------------------------
                        Weighted                        Percent        Weighted                       Percent
                         Average                       of Total         Average                      of Total
(Dollars in thousands)      Rate           Amount      Deposits            Rate          Amount      Deposits
----------------------------------------------------------------------------------------------------------------
DEMAND ACCOUNTS:
NOW-interest-bearing        0.93 %     $    65,751           5.16%        0.94%      $    63,616          5.12%
NOW-noninterest-
   bearing                     -            60,491           4.74            -            54,073          4.35
Savings                     2.81           213,751          16.76         2.26           204,052         16.43
Money market                3.32            70,392           5.52         3.31            84,644          6.81
--------------------------------------------------------------------------------------------------------------
                            2.18           410,385          32.18         1.97           406,385         32.71
--------------------------------------------------------------------------------------------------------------

CERTIFICATE ACCOUNTS:
Three Months Plus           4.34             8,372           0.66         4.34            14,287          1.15
Six Months Plus             6.06           117,969           9.25         4.97           202,668         16.32
One Year Plus               6.42           563,735          44.21         5.57           385,861         31.06
Two Year Plus               5.08            28,236           2.21         5.47            50,171          4.04
Three Year Plus             5.32            12,562           0.99         5.84            15,234          1.23
Four Year Plus              5.38             1,183           0.09         5.50             1,880          0.15
Five Year Plus              6.02            33,959           2.66         6.47            72,716          5.85
Jumbo                       6.77            77,086           6.04         5.68            61,815          4.98
Retirement and other        5.04            21,851           1.71         4.94            31,181          2.51
--------------------------------------------------------------------------------------------------------------
                            6.27           864,953          67.82         5.47           835,813         67.29
--------------------------------------------------------------------------------------------------------------
                            4.96 %     $ 1,275,338         100.00%        4.32%      $ 1,242,198        100.00%
--------------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

     Contractual maturities of certificate accounts at December 31, 2000 are as follows:

(In thousands)
--------------------------------------------------------

Less than 12 months                           $  608,731
12 to 24 months                                  226,221
25 to 36 months                                   12,948
Over 36 months                                    17,053
--------------------------------------------------------
                                              $  864,953
--------------------------------------------------------

     The aggregate amount of certificate accounts with a balance of $100,000 or greater was $153.1 million at December 31, 2000 and $165.8 million at December 31, 1999.

     Interest expense for deposit accounts is summarized as follows:

                                                                For The Year Ended December 31,
                                              -------------------------------------------------------------------
(In thousands)                                                 2000                   1999                   1998
-----------------------------------------------------------------------------------------------------------------
NOW accounts                                               $    609                    617                    623
Money market accounts                                         2,492                  2,761                  3,367
Savings accounts                                              5,185                  4,853                  5,165
Certificate accounts                                         48,919                 44,237                 51,101
-----------------------------------------------------------------------------------------------------------------
                                                           $ 57,205                 52,468                 60,256
-----------------------------------------------------------------------------------------------------------------

9. Borrowed Funds

     Borrowed funds are summarized as follows:

                                                     December 31, 2000                  December 31, 1999
                                            ----------------------------------------------------------------------
                                                Weighted                           Weighted
                                                 Average                            Average
(Dollars in thousands)                            Rate                  Amount       Rate                   Amount
------------------------------------------------------------------------------------------------------------------
Advances from the FHLB of Chicago due in:
2000                                                  -%             $       -        4.95%             $  78,950
2001                                               6.69                 51,200        7.00                  1,200
2002                                               7.18                 25,000        5.71                  8,000
2003                                               6.72                179,916        5.37                 75,000
2004                                               6.85                 25,000           -                      -
2005                                               7.07                 65,000           -                      -
2008                                               5.61                150,000        5.66                250,000
2009                                               5.15                 50,000        5.04                125,000
-----------------------------------------------------------------------------------------------------------------
                                                   6.34%             $ 546,116        5.38%             $ 538,150
-----------------------------------------------------------------------------------------------------------------
Other borrowed funds due in:
2001                                               8.26%             $   4,000           -%             $       -
-----------------------------------------------------------------------------------------------------------------
                                                   6.35%             $ 550,116        5.38%             $ 538,150
-----------------------------------------------------------------------------------------------------------------

     Callable FHLB advances totaled $204.9 million and $308.0 million at December 31, 2000 and 1999, respectively. Adjustable rate borrowed funds totaled $104.0 million and $50.0 million at December 31, 2000 and 1999, respectively. In the first quarter of 2000, the Bank auctioned $125 million of FHLB advances, recognizing a pre-tax gain of $8.8 million on the sale. This was reported as a $5.7 million "Extraordinary Item-Gain on Early Extinguishment of Debt, net of tax".

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

10. Income Taxes

     Federal and State income tax expense (benefit) is summarized as follows:

                                                               For The Year Ended December 31,
                                                   -----------------------------------------------
(In thousands)                                               2000            1999            1998
-------------------------------------------------------------------------------------------------
Federal:
    Current                                               $   282           9,468           8,745
    Deferred                                                9,082            (993)           (299)
-------------------------------------------------------------------------------------------------
                                                            9,364           8,475           8,446
State:
    Current                                                   114               -           1,492
    Deferred                                                   10            (204)            (74)
-------------------------------------------------------------------------------------------------
                                                              124            (204)          1,418
-------------------------------------------------------------------------------------------------
Total income tax expense                                  $ 9,488           8,271           9,864
-------------------------------------------------------------------------------------------------

     The reasons for the difference between the effective income tax and the corporate Federal income tax are as follows:

                                                          For The Year Ended December 31,
                                                   ----------------------------------------------
(In thousands)                                               2000            1999            1998
-------------------------------------------------------------------------------------------------
Federal income tax at 35% rate                           $ 10,196           9,236           8,739
Items affecting Federal income tax rate:
   Valuation allowance                                          -             (57)            (35)
   Increase in cash surrender value of life
     insurance policies                                      (385)           (276)              -
   Reduction of previously established
     liability                                                  -            (700)              -
   Bank Owned Life Insurance                                 (207)              -               -
   State income taxes, net of Federal benefit                  80            (133)            895
   Other, net                                                (196)            201             265
--------------------------------------------------------------------------------------------------
Income tax expense                                       $  9,488           8,271           9,864
--------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

     The tax effects of existing temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                    December 31,     December 31,
(In thousands)                                                                              2000             1999
-----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Unrealized loss on securities available for sale                                 $      2,332            9,084
   General allowances for losses on loans                                                  2,817            2,329
   Accrued pension and retirement                                                          2,342            2,539
   Capital loss carryforward                                                                  51               51
   Illinois net operating loss carryforward                                                   13               13
   Depreciation                                                                              290              218
   Purchase mortgage servicing rights                                                        201              121
   Investment in real estate                                                                 302              519
   Other                                                                                      42               72
-----------------------------------------------------------------------------------------------------------------
     Total gross deferred tax assets                                                       8,390           14,946
   Less valuation allowance                                                                  (64)             (64)
-----------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                    8,326           14,882

Deferred tax liabilities:
   FHLB stock dividends                                                                   (1,180)            (346)
   REIT income                                                                            (9,007)               -
   Excess servicing                                                                            -              (34)
   Tax bad debt reserve in excess of base year amount                                       (447)            (765)
   Purchase accounting                                                                       146              (55)
-----------------------------------------------------------------------------------------------------------------
     Total gross deferred tax liabilities                                                (10,488)          (1,200)
-----------------------------------------------------------------------------------------------------------------
Net deferred tax asset (liability)                                                  $     (2,162)          13,682
-----------------------------------------------------------------------------------------------------------------

     The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $64,000. The valuation allowance is due to the generation of state net operating losses. Management believes it is more likely than not that the results of future operations will not generate sufficient Illinois taxable income to realize the deferred tax assets, net of the valuation allowance.

     Retained earnings at December 31, 2000 includes approximately $24.3 million of tax bad debt reserves for which no Federal or State income tax liability has been provided. If in the future this amount, or a portion thereof, is used for certain purposes, then a Federal and State tax liability, at the then current corporate tax rate, will be imposed on the amounts so used.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

11.  Lease Commitments

     Certain operations of the Company are conducted from leased offices under short-term operating lease agreements which are generally renewable at the option of the Company. Operating expenses include rental expense for office space, net of sublease rental income, of $2,113,000, $1,980,000, and $1,958,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The projected minimum rentals under existing leases are as follows:

(In thousands)                       Year           Amount
-------------------------------------------------------------
                                     2001         $  1,644
                                     2002            1,458
                                     2003            1,424
                                     2004            1,323
                                     2005            1,218
                               Thereafter              940
-------------------------------------------------------------
                                                  $  8,007
-------------------------------------------------------------

12.  Regulatory Capital

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. OTS regulations require all savings institutions to maintain a minimum regulatory tangible capital ratio equal to 1.5% of total assets, a minimum 3.0% leverage capital ratio, and 8.0% risk-based capital ratio requirement. As of December 31, 2000, the Bank meets all capital adequacy requirements to which it is subject.

     OTS regulations require that in meeting the leverage ratio, tangible and risk-based capital standards, savings institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. At December 31, 2000 and 1999, the Bank had $7,045,000 and $6,126,000,
respectively, of investments in and loans to subsidiaries required to be deducted.

     As of December 31, 2000, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

     The Bank's actual capital amounts and ratios as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented below:

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                      For Capital              Prompt Corrective
                                            Actual                 Adequacy Purposes           Action Provisions
                                    -----------------------     ------------------------    ------------------------
(Dollars in thousands)                  Amount       Ratio          Amount        Ratio         Amount        Ratio
-------------------------------     ----------- -----------     ----------- ------------    ----------- ------------
As of December 31, 2000
Tangible capital
(to total assets)                $     139,285       6.97%   $      29,990        1.50%               N/A
Core capital
(to total assets)                $     139,285       6.97%   $      79,973        4.00%  $      99,967        5.00%
Total capital
(to risk-weighted assets)        $     145,462      10.47%   $     111,125        8.00%  $     138,906       10.00%
Core capital
(to risk-weighted assets)        $     139,285      10.03%                N/A            $      83,344        6.00%

As of December 31, 1999
Tangible capital
(to total assets)                $     131,700       6.71%   $      29,438        1.50%               N/A
Core capital
(to total assets)                $     131,700       6.71%   $      58,876        3.00%  $      98,126        5.00%
Total capital
(to risk-weighted assets)        $     136,632      11.55%   $      94,679        8.00%  $     118,349       10.00%
Core capital
(to risk-weighted assets)        $     131,700      11.13%                N/A            $      71,009        6.00%

     A reconciliation of the Bank's equity capital at December 31, 2000 and 1999 is as follows:

(In thousands)                                                           December 31, 2000      December 31, 1999
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity per financial statements                      $               164,056                153,671
Less:
     Holding Company stockholders' equity not available
        for regulatory capital                                                      18,582                 28,981
     Goodwill and other intangibles                                                  1,150                  1,272
     Disallowed servicing assets and deferred tax assets                             2,429                  2,449
     Investments in and advances to nonincludable subsidiaries
        required to be deducted                                                      7,045                  6,126
     Net unrealized losses on securities available for sale,
        net of tax                                                                  (4,435)               (16,857)
-------------------------------------------------------------------------------------------------------------------
Stockholder's equity of the Bank for regulatory purposes           $               139,285                131,700
-------------------------------------------------------------------------------------------------------------------

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

     The Bank's postretirement plan financial data is as follows:

                                                                        December 31,         December 31,
(In thousands)                                                                  2000                 1999
------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                       $                  741                  830
Interest cost                                                                     57                   53
Actuarial (gain) loss                                                              9                 (112)
Benefits paid                                                                    (32)                 (30)
------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                             $                  775                  741
------------------------------------------------------------------------------------------------------------

Fair value of plan assets                                     $                    -                    -
------------------------------------------------------------------------------------------------------------

Funded status of plan                                         $                  775                  741
Unrecognized net gain                                                            201                  309
------------------------------------------------------------------------------------------------------------
Net amount recognized                                         $                  976                1,050
------------------------------------------------------------------------------------------------------------

                                                                     For The Year Ended December 31,
                                                                         2000          1999          1998
                                                                 -------------------------------------------
Components of net periodic postretirement benefit cost:
Interest cost                                                 $            57            53            54
Amortization of unrecognized gain                                        (100)          (59)          (54)
------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                      $           (43)           (6)            -
------------------------------------------------------------------------------------------------------------

     In measuring benefit amounts for the plan years ended December 31, 2000, 1999 and 1998, the health care cost trend rate for medical benefits of 7.00% for 1998, 6.00% for 1999, 5.50% for 2000 and later years was assumed. The health care cost trend rate for dental benefits of 5.5% for 1998, 6.00% for 1999 and 5.5% for 2000 and later years was assumed. Increasing the combined health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $76,000, and the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000 by approximately $5,000. Decreasing the combined health care cost trend rate by one percentage point each year would decrease the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $66,000, and the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000 by approximately $5,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.50%, 8.00% and 6.75% at December 31, 2000, 1999 and 1998,
respectively.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

14. Officer, Director and Employee Plans

Employee Stock Ownership Plan (ESOP)

     In conjunction with the Bank's conversion, the Company formed an ESOP. The ESOP covered substantially all employees of the Bank with more than one year of employment who had attained the age of 21. Contributions to the ESOP by the Bank were made to fund the principal and interest payments on the debt of the ESOP. Total contributions made to the ESOP were $312,000 for the year ended December 31, 1998. In conjunction with the mergers, the ESOP plan was terminated.

401(k) Plan and Trust (Plan)

     The Plan is a qualified plan covering all employees of the Company who have completed at least 1,000 hours of service for the Company within a twelve consecutive month period and are age 21 or older. The Company adopted the Plan, effective January 1, 1993, for the exclusive benefit of eligible employees and their beneficiaries. The Plan also provides benefits in the event of death, disability, or other termination of employment. Participants may make contributions to the Plan from 1% to 15% of their earnings, subject to Internal Revenue Service limitations. Non-elective contributions are not permitted. Matching contributions can be made at the Company's discretion each Plan year. The Company elected to make contributions to the Plan totaling, $247,000, $250,000 and $321,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Liberty Federal Bank Supplemental Executive Retirement Plan (SERP)

     During the year ended December 31, 1998, the Bank adopted a supplemental executive retirement plan for the purpose of providing retirement benefits to certain executive officers. The annual retirement plan benefit under the SERP is equal to an actuarially calculated amount to provide the executive with seventy percent of the average of his highest annual salary plus cash bonus, combined, in any five consecutive years of the last ten calendar years ending before the executive's benefit eligibility date, reduced by the employer-provided benefits available to the executive for the twelve month period immediately following attainment of his benefit age from any tax-qualified plans maintained or terminated and paid out by the Bank. Benefits are payable in various forms in the event of retirement, death, disability and separation from service, subject to certain conditions defined in the plan. The Company has life insurance policies which are intended to be used to satisfy obligations of the SERP. Benefit costs are being accounted for in accordance with APB Opinion 12 as amended by paragraph 13 of SFAS 106. For the years ended December 31, 2000, 1999 and 1998, $419,000, $367,000 and $192,000, respectively was recorded as expense for the SERP.

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

                                                                 December 31,         December 31,
(In thousands)                                                           2000                 1999
---------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                    $            2,339                2,458
Interest cost                                                             166                  164
Benefits paid                                                            (223)                (217)
Actuarial (gain) loss                                                      16                  (66)
---------------------------------------------------------------------------------------------------
Benefit obligation at end of year                          $            2,298                2,339
---------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

                                                                  December 31,         December 31,
(In thousands)                                                            2000                 1999
----------------------------------------------------------------------------------------------------
Fair value of plan assets                                  $                 -                    -
----------------------------------------------------------------------------------------------------

Funded status                                              $             2,298                2,339
Unrecognized prior service cost                                           (136)                (152)
Unrecognized net actuarial loss                                           (224)                (208)
----------------------------------------------------------------------------------------------------
Net amount recognized                                      $             1,938                1,979
----------------------------------------------------------------------------------------------------

     The additional minimum liability required to be recognized currently exceeds unrecognized net obligations and prior service costs. As a result, this excess is a component of accumulated other comprehensive income, net of the applicable tax benefit.

     Plan expense includes the following components:

                                                             For The Year Ended December 31,
                                                     ----------------------------------------------
(In thousands)                                             2000              1999             1998
---------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Interest cost                                   $           166               164              173
Amortization of prior service cost                           16                16               16
Recognized net actuarial loss                                 -                 2                -
---------------------------------------------------------------------------------------------------
Net periodic benefit cost                       $           182               182              189
---------------------------------------------------------------------------------------------------

Weighted average assumptions             2000       1999      1998
-------------------------------------------------------------------
Discount rate                            7.50%      7.50%     7.50%


Stock Option Plans

     The Company and its shareholders adopted Incentive Stock Option Plans for the benefit of officers and key employees of the Company or its affiliates and a Stock Option Plan for Outside Directors of the Company. Options available for grant at December 31, 2000 for each plan were 163,863 and 31,101, respectively. The term of the options issued under all plans expires ten years from the date of grant. The options granted under the plans are exercisable not earlier than one year after the date of grant and are subject to a vesting schedule, with the exception of the Directors' Plan, which options became immediately exercisable at date of grant.

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

                                             For The Year Ended December 31,
                                           ----------------------------------
          (In thousands,
          except per share data)                  2000       1999       1998
          -----------------------------    ----------------------------------
          Net Income
             As Reported                $       19,644     18,118     15,105
             Pro Forma                          18,985     17,517     14,636
          Basic Earnings Per Share
             As Reported                $         2.07       1.66       1.33
             Pro Forma                            2.00       1.61       1.28
          Diluted Earnings Per Share
             As Reported                $         1.99       1.59       1.26
             Pro Forma                            1.92       1.54       1.22

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

     The fair value of each option granted was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants issued for the years ended December 31, 2000, 1999 and 1998, respectively: risk free interest rates of 6.6%, 4.7%, and 5.3%; annual volatility factors for the Company's stock of 24.9%, 32.8%, and 25.4%; dividend yields of 3.21%, 2.69%, and 2.00%; and an average expected life of seven years. The effects of applying SFAS No. 123 for disclosing compensation cost under such statement, may not be representative of the effects on reported net income for future years.

     A summary of the status of the stock options as of December 31, 2000, 1999 and 1998 and changes during these periods is presented below:

                                                          Year Ended                        Year Ended
                                                      December 31, 2000                  December 31, 1999
                                                ------------------------------------------------------------------
                                                                      Weighted                           Weighted
                                                                       Average                            Average
                                                                      Exercise                           Exercise
                                                      Options            Price          Options             Price
------------------------------------------------------------------------------------------------------------------
Outstanding beginning of year                       1,197,764    $       13.38        1,143,389    $        12.06
Granted                                               172,600            16.38          231,300             19.81
Exercised                                              (2,387)           10.74          (82,107)             6.62
Forfeited                                             (16,886)           20.44          (94,818)            18.90
------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                          1,351,091            13.68        1,197,764             13.38
------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                          1,016,760            12.01          883,230             10.60
------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options
   granted during the year                         $     4.59                        $     6.27
------------------------------------------------------------------------------------------------------------------

                                                     Year Ended
                                                 December 31, 1998
                                             -----------------------------
                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                 Options            Price
--------------------------------------------------------------------------
Outstanding beginning of year                  1,090,122    $        9.41
Granted                                          182,300            24.53
Exercised                                       (117,546)            5.94
Forfeited                                        (11,487)           22.24
--------------------------------------------------------------------------
Outstanding at end of year                     1,143,389            12.06
--------------------------------------------------------------------------
Exercisable at end of year                       920,044             9.39
--------------------------------------------------------------------------
Weighted average fair value of options
   granted during the year                         $7.46
--------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

     The following table summarizes information about the stock options outstanding at December 31, 2000:

                                             Options Outstanding                  Options Exercisable
                                  --------------------------------------------------------------------------
                                                      Weighted Average                           Weighted
                                                 -----------------------------
                                                  Remaining                                       Average
                                      Options          Life        Exercise       Options        Exercise
   Range of Exercise Prices       Outstanding       (Years)           Price    Exercisable          Price
------------------------------------------------------------------------------------------------------------
    $     5.33    to      6.33        515,300           1.2     $      5.58       515,300     $      5.58
         14.13    to     15.97        182,852           4.5           15.00       182,852           15.00
         16.25    to     17.00        170,600           8.9           16.38         3,000           16.38
         17.25    to     19.32        161,239           4.9           18.57       157,905           18.58
         19.75    to     21.25        190,700           7.7           19.82        69,779           19.82
         24.25    to     25.65        130,400           7.0           25.33        87,924           25.33
                                  --------------------------------------------------------------------------
                                    1,351,091           4.5           13.68     1,016,760           12.01
                                  --------------------------------------------------------------------------

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

     Commitments to originate and purchase mortgage loans of $66 million at December 31, 2000 represent amounts which the Company plans to fund within the normal commitment period of 60 to 90 days. Because the credit-worthiness of each customer is reviewed prior to extension of the commitment, the Company adequately controls their credit risk on these commitments, as it does for loans recorded on the balance sheet.

     The Bank has issued outstanding letters of credit totaling $1.7 million to various municipalities regarding incomplete construction projects on which the Bank had originated mortgage loans.

     The Federal Home Loan Bank of Chicago has issued a standby letter of credit for $3.0 million to the State of Illinois on behalf of the Bank in order to secure a deposit of $3.0 million.

     Additionally, the Bank has approved, but unused, home equity lines of credit, of $107.8 million at December 31, 2000. Approval of home equity lines is based on underwriting standards that do not allow total borrowings, including the equity line of credit, to exceed 100% of the current appraised value of the customer's home. This approval is similar to guidelines used when the Bank originates first mortgage loans, and are a means of controlling its credit risk on the loan.

     The Company conducts substantially all of its lending activities in the local communities in which it serves.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

16. Definitive Agreement

     On January 22, 2001, the Company entered into a definitive agreement with Charter One Financial, Inc. under which Alliance Bancorp would be merged into Charter One. Terms of the agreement call for each share of Alliance common stock to be exchanged for $5.25 in cash and .72 shares of Charter One stock. The transaction has been approved by the boards of directors of both companies and is subject to approval by the Office of Thrift Supervision, the Federal Reserve Board, and Alliances' shareholders. The transaction will be accounted for as a purchase and is expected to be completed early in the third quarter of 2001.

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

17. Condensed Parent Company Only Financial Statements

     The following condensed statements of financial condition at December 31, 2000 and 1999 and condensed statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998 for Alliance Bancorp should be read in conjunction with the consolidated financial statements and the notes thereto.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                   December 31,      December 31,
(In thousands, except share data)                                                          2000              1999
--------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                               $   1,685             6,437
Investment securities available for sale, at fair value                                   2,176             2,513
Mortgage loans                                                                            6,119                 -
Loan to Liberty Lincoln Service Corporation II                                            2,250             2,250
Loan to Southwest Bancshares Development Corp.                                            3,650             3,000
Equity in net assets of subsidiaries                                                    152,983           139,841
Other assets                                                                                760             1,182
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 169,623           155,223
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Liabilities:
Note payable                                                                          $   4,000                 -
Accrued expenses and other liabilities                                                    1,567             1,552
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         5,567             1,552
--------------------------------------------------------------------------------------------------------------------
Stockholders' Equity:
Preferred stock, $.01 par value; authorized 1,500,000 shares;
  none outstanding                                                                            -                 -
Common stock, $.01 par value; authorized 21,000,000 shares
    11,702,397 shares issued at December 31, 2000;
    11,700,010 shares issued at December 31, 1999                                           117               117
Additional paid-in capital                                                              108,123           108,093
Retained earnings, substantially restricted                                             106,722            92,337
Treasury stock, at cost;
    2,458,822 shares at December 31, 2000;
    1,522,822 shares at December 31, 1999                                               (46,440)          (29,857)
Accumulated other comprehensive loss                                                     (4,466)          (17,019)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              164,056           153,671
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $ 169,623           155,223
--------------------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

Condensed Parent Company Only Financial Statements
(continued)

CONDENSED STATEMENTS OF INCOME                                            For The Year Ended December 31,
                                                              ------------------------------------------------------
(In thousands)                                                            2000             1999              1998
--------------------------------------------------------------------------------------------------------------------
Interest income                                                      $      864              694               930
Interest expense                                                            147                -                 -
--------------------------------------------------------------------------------------------------------------------
Net interest income                                                         717              694               930
Gain on sales of investment securities available for sale                   144                -               178
Loss on sales of mortgage-backed securities available for sale                -              (27)                -
Other income (expense), net                                                 (99)             (33)               52
Noninterest expense                                                        (618)            (823)           (2,035)
--------------------------------------------------------------------------------------------------------------------
   Income (loss) before income tax expense (benefit) and equity in
     earnings of subsidiaries                                               144             (189)             (875)
Income tax expense (benefit)                                                 57              (75)               46
--------------------------------------------------------------------------------------------------------------------
   Income (loss) before equity in earnings of subsidiaries                   87             (114)             (921)
Equity in earnings of subsidiaries                                       19,557           18,232            16,026
--------------------------------------------------------------------------------------------------------------------
   Net income                                                        $   19,644           18,118            15,105
--------------------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------------------------------------------
Operating activities:
Net income                                                           $   19,644           18,118            15,105
Equity in earnings of subsidiaries                                      (19,557)         (18,232)          (16,026)
Dividend received from Bank                                               9,562           40,100             3,200
Gain on sales of investment securities available for sale                  (144)               -              (178)
Loss on sales of mortgage-backed securities available for sale                -               27                 -
(Increase) decrease in other assets                                         735              637               (99)
Increase (decrease) in accrued expenses and other liabilities                89           (2,087)              822
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                10,329           38,563             2,824
--------------------------------------------------------------------------------------------------------------------
Investing activities:
Loans purchased for investment                                           (7,700)               -                 -
Sale of loans purchased for investment                                    1,478                -                 -
Net decrease in investment in real estate                                     -            1,099                 -
Principal payment of ESOP loan                                                -                -               320
Principal collected on loans                                                 26                -                 -
Repayment of loan to Bank                                                     -                -             6,450
Increase in loan to Southwest Bancshares Development Corp.                 (650)            (300)             (300)
(Increase) decrease in investment in LLSCII                               9,050           (7,000)           (7,850)
Purchase of investment securities available for sale                          -             (195)             (939)
Proceeds from sales of investment securities available for sale             663                -               233
Proceeds from sales of mortgage-backed securities available for sale          -            2,973                 -
Proceeds from the maturities of investment securities                         -                -               250
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       2,867           (3,423)           (1,836)
--------------------------------------------------------------------------------------------------------------------
Financing activities:
Proceeds from borrowed funds                                              7,500                -                 -
Repayment of borrowed funds                                              (3,500)               -                 -
Proceeds from options exercised                                              25              555               698
Issuance of stock                                                             -                -             1,500
Purchase of treasury stock                                              (16,583)         (28,346)                -
Cash dividends paid                                                      (5,390)          (6,180)           (5,010)
Cash paid in lieu of fractional shares related to stock split                 -                -                (5)
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                   (17,948)         (33,971)           (2,817)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (4,752)           1,169            (1,829)
Cash and cash equivalents at beginning of year                            6,437            5,268             7,097
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $    1,685            6,437             5,268
--------------------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

18.  Operating Segments

     The Company's operations include three primary segments: banking, mortgage brokerage and joint venture real estate developments. Through its banking subsidiary's network of 19 retail banking facilities in Chicago; north, west and southwestern Cook County; and DuPage County in Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. Mortgage brokerage activities conducted through the Bank's subsidiary, Liberty Home Mortgage, include the origination of primarily residential mortgage loans for sale to various investors as well as to the Bank. Joint venture real estate activities are primarily conducted through the Company's real estate subsidiaries. The real estate subsidiaries provide equity financing in various developments with reputable real estate developers, primarily for the construction of single family homes. The Company's three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and consist of financial advice and brokerage services and holding company investments. Assets and results of operations are based on accounting principles generally accepted in the United States of America, with profit and losses of equity method investees excluded. Inter-segment revenues and expenses are eliminated in reporting consolidated results of operations.

     Operating segment information is as follows:

                                                                     Mortgage     Real Estate            Inter-segment Consolidated
(In thousands)                                            Banking    Brokerage   Joint Ventures   Other   Eliminations        Total
-----------------------------------------------------------------------------------------------------------------------------------
2000
Interest income                                       $   141,649         658              113      892       (1,513)       141,799
Interest expense                                           86,946         588              713      147       (1,513)        86,881
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                                 54,703          70             (600)     745            -         54,918
Provision for loan losses                                   1,800           -                -        -            -          1,800
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after provision
   for loan losses                                         52,903          70             (600)     745            -         53,118
Other fees and commissions                                  5,059       1,546                -    2,251         (454)         8,402
Other noninterest income (expense)                        (4,776)           -            6,094       31         (211)         1,138
Noninterest expense                                        35,090       5,399               68    2,403         (665)        42,295
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary item                                      18,096      (3,783)           5,426      624            -         20,363
Income tax expense (benefit)                                5,520      (1,501)           2,147      253            -          6,419
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                    12,576      (2,282)           3,279      371            -         13,944
Extraordinary item-gain on early extinguishment
   of debt, net of tax                                      5,700           -                -        -            -          5,700
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $    18,276      (2,282)           3,279      371                      19,644
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                                $ 1,995,487      17,218           23,463   17,852      (31,350)     2,022,670
-----------------------------------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

Operating Segments
(continued)
                                                                    Mortgage      Real Estate           Inter-segment  Consolidated
(In thousands)                                           Banking   Brokerage   Joint Ventures   Other    Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------------
1999
Interest income                                  $       132,276       2,770               87     747          (3,220)      132,660
Interest expense                                          79,647       2,453              476       -          (3,220)       79,356
------------------------------------------------------------------------------------------------------------------------------------
Net interest income(loss)                                 52,629         317             (389)    747               -        53,304
Provision for loan losses                                    200           -                -       -               -           200
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after provision
   for loan losses                                        52,429         317             (389)    747               -        53,104
Other fees and commissions                                 4,950      12,343                -   2,299          (2,299)       17,293
Other noninterest income                                     701           -            4,036     201            (194)        4,744
Noninterest expense                                       35,504      13,038               14   2,689          (2,493)       48,752
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         22,576        (378)           3,633     558               -        26,389
Income tax expense (benefit)                               6,757        (147)           1,430     231               -         8,271
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $        15,819        (231)           2,203     327               -        18,118
------------------------------------------------------------------------------------------------------------------------------------
Assets                                           $     1,938,969      17,937           29,139  16,287         (40,024)    1,962,308
------------------------------------------------------------------------------------------------------------------------------------

1998
Interest income                                  $       136,200       5,030                5   1,218          (5,378)      137,075
Interest expense                                          85,075       4,678              436      44          (5,366)       84,867
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                                51,125         352             (431)  1,174             (12)       52,208
Provision for loan losses                                    262           -                -       -               -           262
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                        50,863         352             (431)  1,174             (12)       51,946
Other fees and commissions                                 4,785      17,221                -   2,306          (3,620)       20,692
Other noninterest income                                   2,722           -            1,505     231            (289)        4,169
Noninterest expense                                       36,393      15,463               99   3,804         ( 3,921)       51,838
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before  income taxes                        21,977       2,110              975     (93)              -        24,969
Income tax expense                                         8,295         823              388     358               -         9,864
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $        13,682       1,287              587    (451)              -        15,105
------------------------------------------------------------------------------------------------------------------------------------
Assets                                           $     1,951,121     117,738           18,368  21,970        (126,701)    1,982,496
------------------------------------------------------------------------------------------------------------------------------------

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

19.  Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. The estimated fair value amounts under SFAS No. 107 have been determined as of a specific point in time utilizing various available market information, assumptions and appropriate valuation methodologies. Accordingly, the estimated fair values presented herein are not necessarily representative of the underlying value of the Company. Rather, the disclosures are limited to reasonable estimates of the fair value of only the Company's financial instruments. The use of assumptions and various valuation techniques, as well as the absence of secondary markets for certain financial instruments, will likely reduce the comparability of fair value disclosures between financial institutions. The Company does not plan to sell most of its assets or settle most of its liabilities at these fair values. The estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 are set forth in the following table and explanation.

                                              December 31, 2000                       December 31, 1999
(In thousands)                        Carrying Amount         Fair Value      Carrying Amount          Fair Value
-----------------------------------------------------------------------------------------------------------------
Financial Assets:
Cash and due from banks                $       21,918             21,918               48,922              48,922
Interest-bearing deposits                      30,235             30,235               11,598              11,598
Investment securities                          71,253             72,157               64,494              64,494
Mortgage-backed securities                    235,588            236,557              356,434             356,434
Loans                                       1,526,296          1,565,841            1,363,266           1,362,269
Accrued interest receivable                    13,143             13,143               10,493              10,493
Stock in FHLB of Chicago                       29,486             29,486               27,383              27,383
-----------------------------------------------------------------------------------------------------------------
Total financial assets                 $    1,927,919          1,969,337            1,882,590           1,881,593
-----------------------------------------------------------------------------------------------------------------

Financial Liabilities:
Non-maturing deposits                         410,385            410,385              406,385             406,385
Deposits with stated maturities               864,953            874,287              835,813             835,813
Borrowed funds                                550,116            555,906              538,150             524,333
Accrued interest payable                        3,870              3,870                2,976               2,976
-----------------------------------------------------------------------------------------------------------------
Total financial liabilities            $    1,829,324          1,844,448            1,783,324           1,769,507
-----------------------------------------------------------------------------------------------------------------

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

Alliance Bancorp
Notes To Consolidated Financial Statements - (Continued)

20. Quarterly Results of Operations (unaudited)

The following are the consolidated results of operations on a quarterly basis:         For the Year Ended December 31, 2000
                                                                             ------------------------------------------------------
(In thousands, except per share amounts)                                     1st Quarter   2nd Quarter  3rd Quarter  4th Quarter
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                     $       33,655        34,179       36,098       37,867
Total interest expense                                                            19,806        20,239       22,626       24,210
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                               13,849        13,940       13,472       13,657
Provision for loan losses                                                            200           200        1,200          200
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                               13,649        13,740       12,272       13,457
-----------------------------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of  investment securities, mortgage-backed
securities and loans receivable                                                   (6,536)           21          509          188
Other noninterest income                                                           2,634         3,422        4,904        4,398
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                          (3,902)        3,443        5,413        4,586
Noninterest expense                                                               10,835        10,372       10,775       10,313
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and extraordinary item                          (1,088)        6,811        6,910        7,730
Income tax expense (benefit)                                                        (540)        2,240        2,264        2,455
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                                             (548)        4,571        4,646        5,275
Extraordinary item-gain on early extinguishment of debt, net of tax                5,700             -            -            -
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $        5,152         4,571        4,646        5,275
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:   Income (loss) before extraordinary item       $        (0.05)         0.48         0.50         0.57
                            Extraordinary item, net of tax                          0.57             -            -            -
-----------------------------------------------------------------------------------------------------------------------------------
                            Net income                                    $         0.52          0.48         0.50         0.57
-----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share: Income (loss) before extraordinary item       $        (0.05)         0.46         0.48         0.55
                            Extraordinary item, net of tax                          0.57             -            -            -
-----------------------------------------------------------------------------------------------------------------------------------
                            Net income                                    $         0.52          0.46         0.48         0.55
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                         For the Year Ended December 31, 1999
                                                                             ------------------------------------------------------
(In thousands, except per share amounts)                                     1st Quarter   2nd Quarter  3rd Quarter  4th Quarter
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                     $       32,497        32,902       33,527       33,734
Total interest expense                                                            19,754        19,661       19,769       20,172
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                               12,743        13,241       13,758       13,562
Provision for loan losses                                                             50            50           50           50
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                               12,693        13,191       13,708       13,512
-----------------------------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of investment securities, mortgage-backed
securities and loans receivable                                                      377            70          (11)        (134)
Other noninterest income                                                           6,323         6,613        5,195        3,604
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                           6,700         6,683        5,184        3,470
Noninterest expense                                                               12,876        12,775       12,246       10,855
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                         6,517         7,099        6,646        6,127
Income tax expense                                                                 1,916         2,592        2,018        1,745
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                $        4,601         4,507        4,628        4,382
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                  $         0.40          0.41         0.43         0.42
Diluted earnings per share                                                $         0.39          0.39         0.41         0.41
-----------------------------------------------------------------------------------------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Alliance Bancorp:

     We have audited the accompanying consolidated statements of financial condition of Alliance Bancorp and subsidiaries ("the Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                         KPMG LLP


Chicago, Illinois
January 26, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.

     The information relating to Directors and Executive Officers is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2001.

Item 11.    Executive Compensation.

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2001.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2001.

Item 13.    Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2001.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1) Financial Statements

            The following consolidated financial statements of the registrant and its subsidiaries are filed as a part of this document under
            Item 8. Financial Statements and Supplementary Data.

            Consolidated Statements of Financial Condition as of December 31, 2000 and 1999

            Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

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

           Exhibit No. 10. Material Contracts.

           (i) Revised Employment Agreement between the Bank and Kenne P. Bristol. (Incorporated herein by reference into this document to Exhibit No. 10 to the Registrant's 1998 Form 10-K).

           (ii) Employment Agreement between the Bank and Fredric G. Novy. (Incorporated herein by reference into this document to Exhibit No. 10 to the Registrant's 1998 Form 10-K).

           (iii) Liberty Federal Bank Executive Supplemental Retirement Income Agreement. (Incorporated herein by reference into this document to Exhibit No. 10 to the Registrant's 1998 Form 10-
                   K).

           (iv) Consulting Agreement between the Bank and Richard E. Webber. (Incorporated herein by reference into this document to Exhibit No. 10 to the Registrant's 1998 Form 10-K).

           (v) Form of Change in Control Agreements entered into between the Company and its senior officers. (Incorporated by reference into this document to Exhibit No. 10 to the Registrant's 1997 Form 10-K).

           (vi) Bank Recognition and Retention Plans and Trust (Incorporated by reference into this document from the attachments to the Proxy Statement dated December 30, 1992 for the Annual Meeting of Stockholders held on February 10, 1993).

           (vii) Incentive Stock Option Plan. (Incorporated by reference into this document from the attachments to the Proxy Statement dated December 30, 1992 for the Annual Meeting of Stockholders held on February 10, 1993).

           (viii) Stock Option Plan for Outside Directors. (Incorporated by reference into this document from the attachments to the Proxy Statement dated December 30, 1992 for the Annual Meeting of Stockholders held on February 10, 1993).

           (ix) 1994 Incentive Stock Option Plan. (Incorporated by reference into this document from the attachments to the Proxy Statement dated December 26, 1994 for the Annual Meeting of Stockholders held on February 8, 1995).

           (x) 1997 Long-Term Incentive Stock Benefit Plan. (Incorporated by reference into this document from the attachments to the Proxy Statement dated May 1, 1997 for the Annual Meeting of Stockholders held on May 28, 1997).

           Exhibit No. 21. Subsidiaries of the Registrant.

           Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"

           Exhibit No. 23. Consent of KPMG LLP

           Consent of KPMG LLP to the incorporation by reference into the registrant's registration statement on Form S-8 of their report accompanying the financial statements of the registrant for the year ended December 31, 2000.

     (b)   Reports on Form 8-K.

           A report on Form 8-K was filed by the Company on February 1, 2001 for the purpose of reporting, pursuant to Items 5 and 7 of the Form 8-K, that the Company entered into an Agreement and Plan of Merger with Charter One Financial, Inc. and Charter Michigan Bancorp, Inc. as of January 22, 2001.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ALLIANCE BANCORP
                                         ---------------------------------------
                                                  (Registrant)


                                         By: /s/ Kenne P. Bristol
                                            -------------------------------
                                            Kenne P. Bristol
DATED:  March 5, 2001                       President, Chief Executive
        -------------
                                            Officer and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                               Title                                            Date
/s/ Kenne P. Bristol               President, Chief Executive Officer               March 5, 2001
----------------------------                                                        ------------------------
Kenne P. Bristol                   and Director

/s/ Fredric G. Novy                Chairman of the Board of                         March 5, 2001
----------------------------                                                        ------------------------
Fredric G. Novy                    Directors

/s/ Richard A. Hojnicki            Executive Vice President                         March 5, 2001
----------------------------                                                        ------------------------
Richard A. Hojnicki                Chief Financial Officer and Corporate
                                   Secretary (Principal Financial Officer)

/s/ Ilene M. Bock                  Senior Vice President and Controller             March 5, 2001
----------------------------                                                        ------------------------
Ilene M. Bock                      (Principal Accounting Officer)

/s/ Edward J. Burns                Director                                         March 5, 2001
----------------------------                                                        ------------------------
Edward J. Burns

/s/ David D. Mill                  Director                                         March 5, 2001
----------------------------                                                        ------------------------
David D. Mill

/s/ Edward J. Nusrala              Director                                         March 5, 2001
----------------------------                                                        ------------------------
Edward J. Nusrala

/s/ William R. Rybak               Director                                         March 5, 2001
----------------------------                                                        ------------------------
William R. Rybak

/s/ Donald E. Sveen                Director                                         March 5, 2001
----------------------------                                                        ------------------------
Donald E. Sveen

/s/ Vernon B. Thomas, Jr.          Director                                         March 5, 2001
----------------------------                                                        ------------------------
Vernon B. Thomas, Jr.

/s/ Richard E. Webber              Director                                         March 5, 2001
----------------------------                                                        ------------------------
Richard E. Webber