Form 10-Q
period 2001-03-31
ALLIANCE BANCORP
filed 2001-05-07
CIK 885638

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

YES   X  NO____
     ---

   Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

   Common Stock, $0.01 par value -9,299,055 shares outstanding as of May 4, 2001.

================================================================================

                       Alliance Bancorp and Subsidiaries
                                   Form 10-Q

                                     Index
                                     -----

Part I.        Financial Information                                             Page
-------        ---------------------                                             ----

Item 1.        Financial Statements (unaudited)

               Consolidated Statements of Financial Condition
               as of March 31, 2001 and December 31, 2000                           1

               Consolidated Statements of Income for the Three
               Months Ended March 31, 2001 and 2000                                 2

               Consolidated Statements of Changes in Stockholders' Equity
               for the Three Months Ended March 31, 2001 and 2000                   3

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2001 and 2000                           4

               Notes to Consolidated Financial Statements                           5

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
               See "Management's Discussion and Analysis of Financial Condition
               and Results of Operations," "Asset/Liability Management"            15

Part II.       Other Information
--------       -----------------

Item 1.        Legal Proceedings                                                   19

Item 2.        Changes in Securities                                               19

Item 3.        Defaults upon Senior Securities                                     19

Item 4.        Submission of Matters to a Vote of Security Holders                 19

Item 5.        Other Information                                                   19

Item 6.        Exhibits and Reports on Form 8-K                                    20

               Signature Page                                                      21

Alliance Bancorp and Subsidiaries
Consolidated Statements of Financial Condition

                                                                                         March 31,       December 31,
(In thousands, except share data)                                                          2001              2000
---------------------------------------------------------------------------------------------------------------------
                                                                                                 (unaudited)
Assets
Cash and due from banks                                                                $     20,108           21,918
Interest-bearing deposits                                                                    64,688           30,235
Investment securities available for sale, at fair value                                      48,483           51,848
Investment securities held to maturity (fair value of $20,412 and $20,309)                   19,407           19,405
Mortgage-backed securities available for sale, at fair value                                220,750          223,423
Mortgage-backed securities held to maturity (fair value of $12,994 and                       11,878           12,165
 $13,134)
Loans, net of allowance for losses of $7,307 at March 31, 2001
 and $7,276 at December 31, 2000                                                          1,492,465        1,526,296
Accrued interest receivable                                                                  10,946           13,143
Real estate                                                                                  18,555           19,675
Premises and equipment, net                                                                  11,436           12,110
Stock in Federal Home Loan Bank of Chicago, at cost                                          29,995           29,486
Bank owned life insurance                                                                    48,222           47,519
Other assets                                                                                 14,929           15,447
---------------------------------------------------------------------------------------------------------------------
                                                                                       $  2,011,862        2,022,670
=====================================================================================================================

Liabilities and Stockholders' Equity
Liabilities:
 Deposits                                                                              $  1,304,661        1,275,338
 Borrowed funds                                                                             500,138          550,116
 Advances by borrowers for taxes and insurance                                                9,358           10,666
 Accrued expenses and other liabilities                                                      27,155           22,494
---------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                      1,841,312        1,858,614
---------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
 Preferred stock, $.01 par value; authorized 1,500,000 shares;
  none issued and outstanding                                                                     -                -
 Common stock, $.01 par value; authorized 21,000,000 shares;
  11,754,153 shares issued and 9,295,331 outstanding at March 31, 2001
  11,702,397 shares issued and 9,243,575 outstanding at December 31, 2000                       117              117
 Additional paid-in capital                                                                 108,972          108,123
 Retained earnings, substantially restricted                                                110,059          106,722
 Treasury stock, at cost;
  2,458,822 shares at March 31, 2001 and December 31, 2000                                  (46,440)         (46,440)
 Accumulated other comprehensive loss                                                        (2,158)          (4,466)
---------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                               170,550          164,056
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------------
                                                                                       $  2,011,862        2,022,670
=====================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Income

                                                                                               Three Months Ended
                                                                                                    March 31,
(In thousands, except per share amounts)                                                       2001          2000
---------------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
Interest Income:
 Loans                                                                                      $  30,484        26,561
 Mortgage-backed securities                                                                     4,013         5,371
 Investment securities                                                                          1,840         1,623
 Interest-bearing deposits                                                                        703           100
---------------------------------------------------------------------------------------------------------------------
  Total interest income                                                                        37,040        33,655
---------------------------------------------------------------------------------------------------------------------
Interest Expense:
 Deposits                                                                                      15,370        13,307
 Borrowed funds                                                                                 8,165         6,499
---------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                                       23,535        19,806
---------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                          13,505        13,849
  Provision for loan losses                                                                       200           200
---------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                          13,305        13,649
---------------------------------------------------------------------------------------------------------------------
Noninterest Income:
 Gain on sales of loans held for sale                                                               -            14
 Loss on sales of mortgage-backed securities available for sale                                     -        (6,059)
 Loss on sales of investment securities available for sale                                          -          (491)
 Income from real estate operations                                                               485           974
 Servicing fee income                                                                              58            53
 ATM fee income                                                                                   197           421
 Other fees and commissions                                                                     1,679         1,275
 Other, net                                                                                       521           (89)
---------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                                                      2,940        (3,902)
---------------------------------------------------------------------------------------------------------------------
Noninterest Expense:
 Compensation and benefits                                                                      4,965         5,423
 Occupancy expense                                                                              2,084         2,004
 Federal deposit insurance premiums                                                                70            69
 Advertising expense                                                                              169           197
 ATM expense                                                                                       93           269
 Computer services                                                                                348           354
 Other                                                                                          2,167         2,519
---------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                                                                     9,896        10,835
---------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes and extraordinary item                                      6,349        (1,088)
 Income tax expense (benefit)                                                                   1,711          (540)
---------------------------------------------------------------------------------------------------------------------
  Income (loss) before extraordinary item                                                       4,638          (548)
 Extraordinary item-gain on early extinguishment of debt,
  net of tax expense of $3,069                                                                      -         5,700
---------------------------------------------------------------------------------------------------------------------
  Net income                                                                                $   4,638         5,152
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share
  Income (loss) before extraordinary item                                                   $    0.50         (0.05)
  Extraordinary item, net of tax                                                                    -          0.57
---------------------------------------------------------------------------------------------------------------------
  Net income                                                                                     0.50          0.52
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per share
  Income (loss) before extraordinary item                                                        0.47         (0.05)
  Extraordinary item, net of tax                                                                    -          0.57
---------------------------------------------------------------------------------------------------------------------
  Net income                                                                                $    0.47          0.52
=====================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                                                                              Accumulated
                                                                              Additional                           Other
                                                          Comprehensive  Common  Paid-in Retained  Treasury Comprehensive
(In thousands, except per share amounts)                         Income   Stock  Capital Earnings     Stock Income (Loss)      Total
====================================================================================================================================
                                                                                     (unaudited)
Three Months Ended March 31, 2000
Balance at December 31, 1999                             $                  117  108,093   92,337  (29,857)      (17,019)   153,671
Net income                                                        5,152       -        -    5,152        -             -      5,152
Other comprehensive income, net of tax
 Change in minimum pension liability                                 23       -        -        -        -            23         23
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification adjustment          6,631       -        -        -        -         6,631      6,631
                                                         --------------
Total comprehensive income                                       11,806
Cash dividends declared, $0.14 per share                                      -        -   (1,362)       -             -     (1,362)
Purchase of treasury stock                                                    -        -        -   (8,318)            -     (8,318)
Proceeds from exercise of stock options                                       -        5        -        -             -          5

Tax benefit from stock related compensation                                   -        5        -        -             -          5
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                                $                  117  108,103   96,127  (38,175)      (10,365)   155,807
====================================================================================================================================

Three Months Ended March 31, 2001
Balance at December 31, 2000                             $                  117  108,123  106,722  (46,440)       (4,466)   164,056
Net income                                                        4,638       -        -    4,638        -             -      4,638
Other comprehensive income, net of tax
 Change in minimum pension liability                                (10)      -        -        -        -           (10)       (10)
 Change in unrealized gain (loss) on securities
  available for sale, net of reclassification adjustment          2,318       -        -        -        -         2,318      2,318
                                                         --------------
Total comprehensive income                                        6,946
Cash dividends declared, $0.14 per share                                      -        -   (1,301)       -             -     (1,301)
Proceeds from exercise of stock options                                       -      658        -        -             -        658
Tax benefit from stock related compensation                                   -      191        -        -             -        191
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                                $                  117  108,972  110,059  (46,440)       (2,158)   170,550
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                               Three Months Ended
                                                                                                    March 31,
(In thousands)                                                                                 2001          2000
--------------------------------------------------------------------------------------------------------------------
                                                                                                   (unaudited)
Cash Flows From Operating Activities:
Net income                                                                                  $   4,638         5,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                     763           750
Provision for loan losses                                                                         200           200
Federal Home Loan Bank of Chicago stock dividend                                                 (509)         (476)
Amortization of premiums, discounts, and deferred loan fees                                       465           322
Originations of loans held for sale                                                           (46,044)      (15,637)
Sale of loans originated for resale                                                            50,447         9,791
Gain on sales of loans                                                                              -           (14)
Loss on sales of mortgage-backed securities available for sale                                      -         6,059
Loss on sales of investment securities available for sale                                           -           491
Extraordinary item-gain on early extiguishment of debt, net of tax                                  -        (5,700)
Decrease in accrued interest receivable                                                         2,197         1,089
Increase in other assets                                                                       (1,716)       (1,745)
Increase in accrued expenses and other liabilities                                              4,829             1
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      15,270           283
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
Loans originated or purchased for investment                                                  (71,611)     (102,503)
Purchases of premises and equipment                                                               (89)         (556)
Proceeds from sale of:
 Mortgage-backed securities available for sale                                                      -       115,180
 Investment securities available for sale                                                           -        12,505
 Loans held for investment                                                                      4,554         2,374
Proceeds from maturities of investment securities available for sale                            4,071             -
Net (increase) decrease in real estate ventures                                                   924        (1,815)
Principal collected on loans                                                                   96,373        57,870
Principal collected on mortgage-backed securities available for sale                            5,772        10,512
--------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                      39,994        93,567
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Net increase in deposits                                                                       29,323        13,744
Proceeds from borrowed funds                                                                        -       115,000
Repayment of borrowed funds                                                                   (50,000)     (246,231)
Net decrease in advance payments by borrowers for taxes and insurance                          (1,308)       (1,051)
Purchase of treasury stock                                                                          -        (8,318)
Cash dividends paid                                                                            (1,294)       (1,425)
Proceeds from exercise of stock options                                                           658             5
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                         (22,621)     (128,276)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                           32,643       (34,426)
Cash and cash equivalents at beginning of period                                               52,153        60,520
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $  84,796        26,094
====================================================================================================================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                                                    $  23,785        20,164
Income taxes                                                                                        -             -

Supplemental Disclosures of Noncash Activities:
Loans exchanged for mortgage-backed securities                                              $     320             -
Additions to real estate acquired in settlement of loans                                    $      67           496
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Three Months Ended March 31, 2001 and 2000

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included.

     The unaudited consolidated financial statements include the accounts of Alliance Bancorp (the "Company") and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

(2)  Comprehensive Income

     The following table sets forth the required disclosures of other comprehensive income and the reclassification amounts as presented in the consolidated statements of changes in stockholders' equity and the related tax effects allocated to each component of other comprehensive income for the periods indicated:

                                                                            Before           Tax             Net
                                                                             Tax          (Expense)         of Tax
(In thousands)                                                              Amount        or Benefit        Amount
---------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2000
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities available for sale
   arising during the period                                               $  3,650         (1,276)          2,374
Less: reclassification adjustment for gain (loss) included in
   net income                                                                (6,550)         2,293          (4,257)
---------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                   $ 10,200         (3,569)          6,631
Change in minimum pension liability                                              38            (15)             23
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                 $ 10,238         (3,584)          6,654
---------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31, 2001
Disclosure of reclassification amount:
Unrealized holding gain (loss) on securities available for sale
   arising during the period                                               $  3,566         (1,248)          2,318
Less: reclassification adjustment for gain (loss) included in
   net income                                                                     -              -               -
---------------------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on securities                                   $  3,566         (1,248)          2,318
Change in minimum pension liability                                             (16)             6             (10)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                 $  3,550         (1,242)          2,308
---------------------------------------------------------------------------------------------------------------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Three Months Ended March 31, 2001 and 2000

(3)  Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                             --------------------------------
(In thousands, except share data)                                                2001              2000
-------------------------------------------------------------------------------------------------------------
Numerator:
  Income (loss) before extraordinary item                                    $      4,638              (548)
  Extraordinary item, net of tax                                                        -             5,700
                                                                             --------------------------------
  Net income                                                                 $      4,638             5,152
                                                                             --------------------------------
Denominator:
  Basic earnings per share-weighted average shares                              9,263,895         9,961,869
  Effect of dilutive securities-stock options                                     591,943                 -
                                                                             --------------------------------
  Diluted earnings per share-adjusted weighted average shares                   9,855,838         9,961,869
                                                                             --------------------------------
Basic earnings per share
  Income (loss) before extraordinary item                                    $       0.50             (0.05)
  Extraordinary item, net of tax                                                        -              0.57
                                                                             --------------------------------
  Net income                                                                 $       0.50              0.52
                                                                             --------------------------------
Diluted earnings per share
  Income (loss) before extraordinary item                                    $       0.47             (0.05)
  Extraordinary item, net of tax                                                        -              0.57
                                                                             --------------------------------
  Net income                                                                 $       0.47              0.52
                                                                             --------------------------------

(4)  Commitments and Contingencies

     At March 31, 2001, the Company had outstanding commitments to originate or purchase loans of $23.4 million and undisbursed balances of construction loans of $164.4 million. Unused equity lines of credit available to customers were $111.7 million at March 31, 2001.

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Three Months Ended March 31, 2001 and 2000

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

     Operating segment information is as follows:

                                                                    Mortgage      Real Estate         Inter-segment   Consolidated
(In thousands)                                            Banking  Brokerage   Joint Ventures   Other  Eliminations          Total
----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2001
Interest income                                       $    36,904        202               31     297          (394)        37,040
Interest expense                                           23,511        178              164      76          (394)        23,535
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                                 13,393         24             (133)    221             -         13,505
Provision for loan losses                                     200          -                -       -             -            200
----------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after provision
 for loan losses                                           13,193         24             (133)    221             -         13,305
Other fees and commissions                                  1,100        439                -     415           (20)         1,934
Other noninterest income, net                                 547          -              434      78           (53)         1,006
Noninterest expense                                         8,613        756               34     566           (73)         9,896
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                           6,227       (293)             267     148             -          6,349
Income tax expense (benefit)                                1,662       (116)             106      59             -          1,711
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $     4,565       (177)             161      89             -          4,638
----------------------------------------------------------------------------------------------------------------------------------
Assets                                                $ 1,986,740     10,823           18,131  19,457       (23,289)     2,011,862
----------------------------------------------------------------------------------------------------------------------------------

Alliance Bancorp and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
(unaudited)

Three Months Ended March 31, 2001 and 2000

                                                                   Mortgage      Real Estate            Inter-segment  Consolidated
(In thousands)                                          Banking   Brokerage   Joint Ventures    Other    Eliminations         Total
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2000
Interest income                                    $     33,636         127               46      166           (320)        33,655
Interest expense                                         19,885          87              154        -           (320)        19,806
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss)                               13,751          40             (108)     166              -         13,849
Provision for loan losses                                   200           -                -        -              -            200
------------------------------------------------------------------------------------------------------------------------------------
Net interest income (loss) after provision
 for loan losses                                         13,551          40             (108)     166              -         13,649
Other fees and commissions                                1,152         357                -      517           (277)         1,749
Other noninterest income, net                            (6,372)          -              888     (114)           (53)        (5,651)
Noninterest expense                                       8,975       1,572               22      596           (330)        10,835
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
 extraordinary item                                        (644)     (1,175)             758      (27)             -         (1,088)
Income tax expense (benefit)                               (371)       (458)             297       (8)             -           (540)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                    (273)       (717)             461      (19)             -           (548)
------------------------------------------------------------------------------------------------------------------------------------
Extraordinary item-gain on early extinguishment
 of debt, net of tax expense                              5,700           -                -        -              -          5,700
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $      5,427        (717)             461      (19)             -          5,152
------------------------------------------------------------------------------------------------------------------------------------
Assets                                             $  1,812,085      12,626           24,921   14,920        (27,520)     1,837,032
------------------------------------------------------------------------------------------------------------------------------------

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

  The Bank's earnings are also affected by noninterest income, including income related to loan origination fees contributed by Liberty Home Mortgage and the noncredit consumer related financial services offered by the Bank, such as net commissions received by the Bank from securities brokerage services, loan servicing income, fee income on transaction accounts, and interchange fees from its shared ATMs. In the current quarter, the Bank terminated its participation in a shared ATM network primarily due to increased costs. Currently the Bank operates eighteen ATM's located at its branch offices. The Bank's noninterest income has also been affected by gains from the sale of various assets, including loans, mortgage-backed securities, investment securities and real estate. Noninterest expense consists principally of employee compensation and benefits, occupancy expense, federal deposit insurance premiums, and other general and administrative expenses of the Bank and Liberty Home Mortgage.

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

Forward-Looking Statements

  This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flow, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

  The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2001, cash and cash equivalents totaled $84.8 million.

  Liquidity management for the Company is both a daily and long-term function of the Company's management strategy. Excess funds are generally invested in short-term investments and interest-bearing deposits. In the event that the Company should require funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances.

  The Company's cash flows are comprised of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash related to operating activities, consisting primarily of interest and dividends received less interest paid on deposits and the origination and sale of loans, provided $15.3 million for the three months ended March 31, 2001. Net cash related to investing activities, consisting primarily of disbursements for loans originated or purchased for investment, offset by principal collections on loans and mortgage-backed securities, provided $40.0 million for the three months ended March 31, 2001. Net cash utilized by financing activities, consisting primarily of net activity in deposit and escrow accounts, net activity from borrowed funds and the payment of dividends, totaled $22.6 million for the three months ended March 31, 2001.

  The Bank's tangible capital ratio at March 31, 2001 was 7.21%. This exceeded the tangible capital requirement of 1.5% of adjusted assets by $113.5 million. The Bank's core capital ratio at March 31, 2001 was 7.21%. This exceeded the core capital requirement of 4.0% of adjusted assets by $63.8 million. The Bank's risk-based capital ratio was 10.83% at March 31, 2001. The Bank currently exceeds the risk-based capital requirement of 8.0% of risk-weighted assets by $39.1 million.

Changes in Financial Condition

  The Company had total assets of $2.0 billion at March 31, 2001, a decrease of $10.8 million, or 0.5%, from December 31, 2000.

  Loans totaled $1.5 billion at March 31, 2001, a decrease of $33.8 million. Loan originations were $117.7 million for the three months ended March 31, 2001, offset by loan sales of $55.0 million and principal repayments of $96.4 million.

  Deposits totaled $1.3 billion at March 31, 2001, an increase of $29.3 million. The deposit base and the interest paid on deposits continues to be affected by alternative investment products and competition within the Company's market areas. The weighted average deposit cost at March 31, 2001 was 5.15% compared to 5.21% at December 31, 2000.

  Stockholders' equity totaled $170.6 million at March 31, 2001, an increase of $6.5 million. At March 31, 2001, the number of common shares outstanding was 9,295,331 and the book value per common share outstanding was $18.35 per share. On March 16, 2001, the Company declared a $0.14 per share cash dividend payable April 13, 2001 to shareholders of record on March 31, 2001.

Asset Quality
Non-performing Assets

  The following table sets forth information as to non-accrual loans and real estate owned at the dates indicated. The Company discontinues the accrual of interest on loans ninety days or more past due, at which time all accrued but uncollected interest is reversed. There were no loans at March 31, 2001 nor during the quarter ended March 31, 2001, which met the definition of an impaired loan. A loan is considered impaired when it is probable that a creditor will be unable to collect contractual principal and interest due according to the contractual terms of the loan agreement. Loans considered for impairment do not include residential mortgage and consumer installment loans.

                                                                   Quarter Ended
                                         -----------------------------------------------------------------------
                                          March 31,      December 31,    September 30,    June 30,    March 31,
(Dollars in thousands)                       2001            2000             2000          2000         2000
----------------------------------------------------------------------------------------------------------------
Non-accrual mortgage loans
 90 days or more past due                $     2,478         2,703            4,598         3,393        3,143
Non-accrual commercial real estate
 loans 90 days or more past due                  680           657              645           643          643
Non-accrual consumer loans
 90 days or more past due                        946           972              728           720          685
                                         ---------------------------------------------------------------------
Total non-performing loans                     4,104         4,332            5,971         4,756        4,471
Total foreclosed real estate                     182           378              147           629          693
                                         ---------------------------------------------------------------------
Total non-performing assets              $     4,286         4,710            6,118         5,385        5,164
                                         ---------------------------------------------------------------------

Total non-performing loans
 to total loans                                 0.27%         0.28             0.40          0.32         0.32
Total non-performing assets
 to total assets                                0.21%         0.23             0.31          0.28         0.28

  The following table sets forth certain information regarding the Company's allowance for loan losses at the dates indicated.

                                                                   Quarter Ended
                                        ------------------------------------------------------------------------
                                          March 31,     December 31,    September 30,     June 30,     March 31,
(Dollars in thousands)                      2001            2000             2000           2000          2000
----------------------------------------------------------------------------------------------------------------
Balance at beginning of period          $      7,276        7,244            6,176          6,135         6,031
Provision for loan losses                        200          200            1,200            200           200
Charge-offs                                      190          190              147            171           115
Recoveries                                        21           22               15             12            19
                                        -----------------------------------------------------------------------
Balance at end of period                $      7,307        7,276            7,244          6,176         6,135
                                        -----------------------------------------------------------------------
Ratio of net charge-offs during the
 period to average loans outstanding            0.01%        0.01             0.01           0.01          0.01

Ratio of allowance for loan losses
 to net loans receivable at
 end of period                                  0.49%        0.48             0.48           0.42          0.43
Ratio of allowance for loan losses
 to non-performing loans at
 end of period                                178.05%      167.96           121.32         129.87        137.22

Classification of Assets

  The Company regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

  As of March 31, 2001 the Company had total classified assets of $3.9 million, of which $3.2 million were classified "substandard" and $658,000 were classified as "doubtful." The assets so classified consisted of auto loans, single family residential loans including equity lines of credit and foreclosed single family residential loans (real estate owned).

Loan Portfolio Composition

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated.

                                      March 31,         December 31,        September 30,          June 30,            March 31,
                                         2001               2000                2000                 2000                2000
                              -----------------------------------------------------------------------------------------------------
                                           Percent              Percent             Percent             Percent             Percent
                                                of                   of                  of                  Of                  of
                                  Amount     Total       Amount   Total     Amount    Total     Amount    Total     Amount    Total
                              ---------------------  ------------------  ---------- -------  ---------- -------  ---------  -------
                                                                       (Dollars in thousands)
Mortgage loans:
 One-to four-family           $  622,592     37.40%     656,413   38.76    692,707    42.08    713,377    44.42    724,859    48.02
 Multi-family                    224,028     13.46      227,601   13.44    210,214    12.77    205,793    12.81    176,778    11.71
 Commercial real estate          161,547      9.70      163,492    9.65    149,802     9.10    142,373     8.87    142,794     9.46
 Land                              6,239      0.37        6,858    0.40      6,551     0.40      7,914     0.49      5,680     0.38
 Construction
  One-to four-family              25,517      1.53       28,398    1.68     27,837     1.69     26,827     1.67     21,817     1.45
  Multi-family                   209,412     12.58      192,964   11.39    159,107     9.66    124,200     7.74     95,637     6.33
  Commercial real estate          94,934      5.70       99,350    5.87     94,802     5.76     95,784     5.96     73,662     4.88
                              ---------------------  ------------------  ----------  ------  ---------- -------  ---------  -------
  Total mortgage loans         1,344,269     80.74    1,375,076   81.19  1,341,020    81.46  1,316,268    81.96  1,241,227    82.23
Other loans:
 Commercial leases                50,762      3.05       46,407    2.74     36,577     2.22     30,263     1.89     25,371     1.68
Home equity lines of credit      112,634      6.77      113,311    6.69    110,714     6.72    107,245     6.68    102,920     6.82
 Automobile loans                136,459      8.20      138,664    8.19    138,616     8.42    134,245     8.36    123,354     8.17
 Commercial business loans         4,447      0.27        4,571    0.27      4,518     0.27      4,080     0.25      4,012     0.27
 Consumer loans                   16,147      0.97       15,638    0.92     14,915     0.91     13,830     0.86     12,510     0.83
                              ---------------------  ------------------  ----------  ------  ---------- -------  ---------  -------
  Total loans receivable       1,664,718    100.00%   1,693,667  100.00  1,646,360   100.00  1,605,931   100.00  1,509,394   100.00
                                           --------              ------              ------             -------             -------
Add (deduct):
 Loans in process
  One-to four-family              (7,840)                (9,647)           (12,441)            (11,666)             (8,630)
  Multi-family                  (132,815)              (125,534)          (102,648)            (91,343)            (59,545)
  Commercial real estate         (23,814)               (24,261)           (27,595)            (32,863)            (24,792)
Premiums and deferred loan
  costs (fees), net                 (477)                  (653)               132                 131                 397
 Allowance for loan losses        (7,307)                (7,276)            (7,244)             (6,176)             (6,135)
                              -----------            -----------         ----------          ----------          ----------
 Loans receivable, net        $1,492,465              1,526,296          1,496,564           1,464,014           1,410,689
                              -----------            -----------         ----------          ----------          ----------

Asset/Liability Management

  The Company's asset and liability management strategy attempts to minimize the risk of a significant decrease in net interest income caused by changes in the interest rate environment without penalizing current income. Net interest income, the primary source of the Company's earnings, is affected by interest rate movements. To mitigate the impact of changes in interest rates, a balance sheet must be structured so that repricing opportunities exist for both assets and liabilities in approximately equivalent amounts at basically the same time intervals. Imbalances in repricing opportunities at any point in time constitute an interest sensitivity gap, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any potential activity and are best used as early indicators of potential interest rate exposures. The following table sets forth the amounts of interest-bearing assets and interest-bearing liabilities outstanding at March 31, 2001, which are anticipated by the Company to reprice or mature in each of the future time periods shown. The amounts of assets and liabilities shown which reprice or mature during a particular period were based upon the contractual terms of the asset or liability or certain assumptions concerning the amortization and prepayment of such assets and liabilities. Savings accounts, Now accounts and money market accounts were assumed to be withdrawn at annual percentage rates of 17%, 37% and 79%, respectively. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

Interest Rate Sensitivity Gap Analysis

                                                                               At March 31, 2001
                                                  -------------------------------------------------------------------
                                                                   More Than     More Than
                                                       1 Year         1 Year       3 Years     More Than
(Dollars in thousands)                                Or Less     To 3 Years    To 5 Years       5 Years        Total
---------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans (1)                                $   415,809        177,962       194,620       385,555    1,173,946
Equity lines of credit (1)                            112,921              -             -             -      112,921
Automobile loans (1)                                      962         39,721        91,130         6,022      137,835
Consumer loans and leases (1)                           8,266         40,793        11,150        10,757       70,966
Mortgage-backed securities (2)                         87,593         44,685        31,984        71,458      235,720
Interest-bearing deposits                              64,688              -             -             -       64,688
Investment securities (2)                              36,543              -        28,675        32,672       97,890
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                         726,782        303,161       357,559       506,464    1,893,966

Interest-Bearing Liabilities:
Savings accounts                                       37,573         57,069        37,204        89,169      221,015
NOW interest-bearing accounts                          23,322         21,348         5,713        12,649       63,032
Money market accounts                                  55,388          7,714         3,672         3,338       70,112
Certificate accounts                                  546,211        324,448        18,949             -      889,608
Borrowed funds                                        122,638        287,500        90,000             -      500,138
---------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                   785,132        698,079       155,538       105,156    1,743,905
---------------------------------------------------------------------------------------------------------------------
Interest sensitivity gap                          $   (58,350)      (394,918)      202,021       401,308      150,061
=====================================================================================================================
Cumulative interest sensitivity gap               $   (58,350)      (453,268)     (251,247)      150,061
=====================================================================================================================
Cumulative interest sensitivity gap as a
 percentage of total assets                             (2.90)%       (22.50)       (12.47)         7.45
Cumulative net interest-earning assets as a
 percentage of interest-bearing liabilities             92.57 %        69.44         84.67        108.60
---------------------------------------------------------------------------------------------------------------------

(1) For purposes of the gap analysis, loans and leases are not reduced by the allowance for loan losses and are reduced for non-performing loans.

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

  There have been no material changes in market risk since December 31, 2000 as reported in the Company's Form 10-K for the year ended December 31, 2000.

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

                                                              Three Months Ended March 31,                        At March 31,
                                         -----------------------------------------------------------------
                                                       2001                             2000                           2001
                                         -----------------------------------------------------------------------------------------
                                                                 Average                          Average
                                              Average             Yield/        Average            Yield/                  Yield/
(Dollars in thousands)                        Balance   Interest    Cost        Balance  Interest    Cost        Balance     Cost
----------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
Mortgage loans, net                      $  1,190,888 $   23,784    7.99%  $  1,121,652 $  21,420    7.64%  $  1,169,793     7.75%
Equity lines of credit                        121,161      2,567    8.59        103,931     2,114    8.16        113,064     7.69
Automobile loans                              139,042      2,789    8.13        120,560     2,337    7.78        138,590     8.88
Consumer loans and leases                      64,319      1,344    8.36         34,177       690    8.08         71,018     8.40
Mortgage-backed securities                    239,254      4,013    6.71        331,257     5,371    6.49        232,628     6.67
Interest-bearing deposits                      51,334        703    5.55          7,189       100    5.58         64,688     5.22
Investment securities                          98,783      1,840    7.48         94,472     1,623    6.88         97,885     7.46
----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               1,904,781     37,040    7.80      1,813,238    33,655    7.43      1,887,666     7.66
Noninterest-earning assets                    115,547                            91,268                          124,196
----------------------------------------------------------------------------------------------------------------------------------
Total assets                             $  2,020,328                      $  1,904,506                      $ 2,011,862
==================================================================================================================================

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
Savings accounts                         $  1,095,441 $   14,684    5.44%  $  1,042,422 $  12,483    4.80%  $  1,110,623     5.51%
NOW interest-bearing accounts                  64,620        145    0.91         65,564       154    0.94         63,032     0.91
Money market accounts                          69,725        541    3.15         83,460       670    3.22         70,112     3.20
----------------------------------------------------------------------------------------------------------------------------------
Total deposits                              1,229,786     15,370    5.07      1,191,446    13,307    4.48      1,243,767     5.15
Borrowed funds                                525,125      8,165    6.31        471,968     6,499    5.52        500,138     6.16
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          1,754,911     23,535    5.44      1,663,414    19,806    4.78      1,743,905     5.44
NOW noninterest-bearing deposits               60,932                            56,086                           60,894
Other liabilities                              38,033                            31,234                           36,513
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                           1,853,876                         1,750,734                        1,841,312
Stockholders' equity                          166,452                           153,772                          170,550
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   stockholders' equity                  $  2,020,328                      $  1,904,506                     $  2,011,862
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/
   interest rate spread                               $   13,505    2.36%               $  13,849    2.65%                   2.22%
----------------------------------------------------------------------------------------------------------                 --------
Net interest-earning assets/
   net interest margin                   $    149,870               2.84%  $    149,824              3.06%
----------------------------------------------------------------------------------------------------------
Interest-earning assets to
   interest-bearing liabilities                  1.09 X                            1.09 X
----------------------------------------------------------------------------------------------------------

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

                                                                          Three Months Ended March 31, 2001
                                                                                     Compared To
                                                                          Three Months Ended March 31, 2000
                                                                    --------------------------------------------
                                                                                  Increase (Decrease)
                                                                                In Net Interest Income
                                                                                        Due To
                                                                    --------------------------------------------
(In thousands)                                                       Volume              Rate             Net
----------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
Mortgage loans, net                                                 $   1,357            1,007            2,364
Equity lines of credit                                                    343              110              453
Automobile loans                                                          629               25              654
Consumer loans and leases                                                 350              102              452
Mortgage-backed securities                                             (1,535)             177           (1,358)
Interest-bearing deposits                                                 604               (1)             603
Investment securities                                                      74              143              217
----------------------------------------------------------------------------------------------------------------
 Total                                                                  1,822            1,563            3,385
----------------------------------------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Deposits                                                                  405            1,658            2,063
Borrowed funds                                                            734              932            1,666
----------------------------------------------------------------------------------------------------------------
 Total                                                                  1,139            2,590            3,729
----------------------------------------------------------------------------------------------------------------
Net change in net interest income                                   $     683           (1,027)            (344)
----------------------------------------------------------------------------------------------------------------

Comparison of Operating Results for the Three Months Ended
March 31, 2001 and March 31, 2000

General

  Net income totaled $4.6 million, or $0.47 per diluted share for the three months ended March 31, 2001, as compared to $5.2 million, or $0.52 per diluted share reported for the quarter ended March 31, 2000. During the quarter ended March 31, 2000, the Company had auctioned $125 million of FHLB of Chicago advances to other member banks of the FHLB of Chicago and recorded a pre-tax gain of $8.8 million on the sale of these advances. This gain was recorded as an "Extraordinary item-gain on early extinguishment of debt," net of tax of $5.7 million, or $0.57 per diluted share. Concurrently, the Company sold $122 million of investment and mortgage-backed securities, available for sale, recognizing losses of $6.3 million. The gain on these combined de-leveraging transactions, net of fees and tax was $1.4 million. Net interest income for the three months ended March 31, 2001 was $13.5 million, a decrease of $344,000, or 2.5%, from the March 31, 2000 quarter of $13.8 million.

Interest Income

  Interest income for the quarter ended March 31, 2001 totaled $37.0 million, an increase of $3.4 million, or 10.1%, from the prior year's quarter. Interest income on mortgage loans, the largest component of interest-earning assets, increased $2.4 million, or 11.0%, to $23.8 million from the March 2000 quarter. The average balance of the mortgage loan portfolio increased $69.2 million. The annualized average yield on the mortgage loan portfolio increased to 7.99% for the three months ended March 31, 2001 from 7.64% for the 2000 period. The increase in yields is due to the general increase in interest rates and the continued change in the mix of the loan portfolio from a one-to four-family lender to a multi-family and commercial real estate lender. Interest income on equity lines of credit increased $453,000, or 21.4%, to $2.6 million from the prior year's quarter. The average balance of equity lines of credit increased $17.3 million, to $121.2 million from $103.9 million for the March 2000 quarter. Interest income on auto loans increased $452,000 to $2.8 million for the three months ended March 31, 2001. The average balance of the auto loan portfolio increased $18.5 million, while the annualized average yield on the portfolio increased to 8.13% as compared to 7.78% for the comparable quarter a year ago. The average balance of the mortgage-backed securities portfolio decreased $92.0 million to $239.3 million from the March 2000 quarter. As previously mentioned, this was primarily as a result of the de-leveraging security sales in the first quarter of 2000. However, the annualized yield on this portfolio increased from 6.49% to 6.71% when comparing the quarters.

Interest Expense

  Interest expense on deposit accounts increased $2.1 million, or 15.5%, to $15.4 million, for the quarter ended March 31, 2001 compared to the prior year's quarter. The increase is related to both an increase in the average deposit base and the annualized average cost of deposits. The average deposit base increased $38.3 million to $1.2 billion when comparing the quarters. The annualized average cost of deposits for the three months ended March 31, 2001 was 5.07%, an increase from the annualized average cost of 4.48% for the March 2000 period. Since March 31, 2000 and through the year ended December 31, 2000, rates on deposit accounts have generally increased, reflecting the Federal Reserve Bank's influence in increasing rates. In an effort to compete with other banks to retain deposits and improve its interest rate sensitivity position, the Bank has had to offer longer term, higher yielding certificate of deposit accounts which have increased the cost of funds. For the quarter ended March 31, 2001, the Company recorded interest expense on borrowed funds of $8.2 million on an average balance of $525 million at an annualized cost of 6.31% primarily related to FHLB borrowings. During the current quarter, the Company repaid $50 million of FHLB advances that matured.

Net Interest Income

  Net interest income for the three months ended March 31, 2001 decreased $344,000 or 2.5%, to $13.5 million from the 2000 period. The annualized average yield on interest-earning assets increased from 7.43% to 7.80% when comparing the 2000 and 2001 quarters. The annualized average cost of interest-bearing liabilities increased from 4.78% to 5.44%. This resulted in an annualized average net interest rate spread of 2.36% for the three-month period ended March 31, 2001 compared to 2.65% for the prior year's period. During the current quarter, interest-bearing liabilities repriced faster than interest-bearing assets resulting in a decrease in the net interest rate spread. Both the average balance of interest-earning assets and interest-bearing liabilities increased during the quarter ended March 31, 2001 compared to the 2000 quarter.

Provision for Loan Losses

  Based on management's evaluation of the loan portfolio, a provision of $200,000 for loan losses was recorded during the quarter ended March 31, 2001. The allowance for loan losses represents 0.49% of total loans receivable at March 31, 2001. The amount of non-performing loans at March 31, 2001, was $4.1 million, or 0.27% of total loans, compared to $4.5 million or 0.32% of total loans at March 31, 2000.

Noninterest Income

  Total noninterest income for the three months ended March 31, 2001 was $2.9 million compared to an expense of $3.9 million in the 2000 quarter. The quarter ended March 31, 2000 included losses on sales of mortgage-backed and investment securities available for sale of $6.6 million. As previously mentioned, the Company sold these securities concurrently with the auction of FHLB advances as part of a de-leveraging strategy. The gain on the sale of the FHLB advances is shown as an extraordinary item-gain on early extinguishment of debt of $5.7 million, net of tax. Other fees and commissions increased $404,000, primarily due to an increase in loan origination fees contributed by Liberty Home Mortgage. Liberty Home Mortgage sold mortgages totaling $10 million in the first quarter of 2000 compared to $50 million sold in the current quarter.
Other income for the quarter ended March 31, 2000, included a write-down in value of an equity investment of $112,000, reflecting a decrease in the respective market value. The current quarter includes income of $413,000 from the investment in Bank Owned Life Insurance which was purchased in the third quarter of 2000. The current quarter's real estate income was $485,000, a decrease of $489,000 from the prior year's quarter. This decrease was primarily due to fewer sales in the March 2001 quarter. In the current quarter, the Bank terminated its participation in a shared ATM network primarily due to increased costs. ATM fee income, net of ATM expenses for the current quarter was $104,000, compared to $152,000 in the prior year's quarter.

Noninterest Expense

  Noninterest expense for the quarter ended March 31, 2001 totaled $9.9 million, a decrease of $939,000, or 8.7% from the prior year's quarter. Compensation and benefits, the largest component of noninterest expense, decreased $458,000, primarily due to staff reductions at the mortgage broker subsidiary.

Income Tax Provision

  The provision for income taxes for the three months ended March 31, 2001 was $1.7 million. The effective tax rate for the quarter was 26.9% compared to 32.9% for the 2000 quarter. The lower effective tax rate for the March 2001 quarter was due to a reduction in the provision of $225,000 as a result of the completion of a review of the Company's tax liability.

Part II - Other Information

Item 1.  Legal Proceedings

               Not Applicable.

Item 2.  Changes in Securities

               Not Applicable.

Item 3.  Defaults Upon Senior Securities

               Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

               Not Applicable.

Item 5.  Other Information

               Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibit No. 11  Statement re: Computation of Per Share Earnings

                                                                       Three Months Ended March 31,
                                                                        2001                  2000
                                                                   ----------------------------------
Net income                                                         $   4,638,000            5,152,000
                                                                   ----------------------------------

Basic earnings per share-weighted average shares                       9,263,895            9,961,869

Effect of dilutive securities-stock options                              591,943                    -
                                                                   ----------------------------------

Diluted earnings per share-adjusted weighted average shares            9,855,838            9,961,869
                                                                   ----------------------------------

Basic earnings per share                                           $        0.50                 0.52
                                                                   ----------------------------------

Diluted earnings per share                                         $        0.47                 0.52
                                                                   ----------------------------------

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



                               Alliance Bancorp




Dated: May 4, 2001                            /s/  Kenne P. Bristol
       -------------------                         -----------------------------

                                                   Kenne P. Bristol
                                                   President and
                                                   Chief Executive Officer




Dated: May 4, 2001                            /s/  Richard A. Hojnicki
       -------------------                         -----------------------------

                                                   Richard A. Hojnicki
                                                   Executive Vice President and
                                                   Chief Financial Officer